Form 10-Q
period 1995-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 1995-05-09
CIK 711213

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  MARCH 31, 1995
                                ----------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                                ---------------------    ---------------------

COMMISSION FILE NO. 2-80930

                        DEL TACO RESTAURANT PROPERTIES I
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                                   95-3852699
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

 1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                     92667
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (714) 744-4334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO
                                                  -----      -----

===============================================================================

                                     INDEX

                        DEL TACO RESTAURANT PROPERTIES I


PART I.  FINANCIAL INFORMATION                                  PAGE NUMBER
- - ------------------------------                                  -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1995 (Unaudited) and
     December 31, 1994                                                3

Statements of Income for the three months ended
     March 31, 1995 and 1994 (Unaudited)                              4

Statements of Cash Flows for the three months ended
     March 31, 1995 and 1994 (Unaudited)                              5

Notes to Financial Statements                                         6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8


PART II. OTHER INFORMATION
- - --------------------------

Item 6.  Exhibits and Reports on Form 8-K                             9


SIGNATURES                                                           10
- - ----------

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS



                                                    MARCH 31    December 31
                                                      1995          1994
                                                   -----------  ------------
                                                   (UNAUDITED)
                                 ASSETS
                                 ------
CURRENT ASSETS:
  Cash                                              $  113,896   $  120,720
  Receivable from General Partner (Note 4)              30,670       40,709
  Deposits                                                 600          600
                                                    ----------   ----------
    Total current assets                               145,166      162,029
                                                    ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                              1,852,482    1,852,482
  Buildings and improvements                         1,013,134    1,013,134
  Machinery and equipment                            1,136,026    1,136,026
                                                    ----------   ----------
                                                     4,001,642    4,001,642
  Less--accumulated depreciation                     1,502,583    1,463,238
                                                    ----------   ----------
                                                     2,499,059    2,538,404
                                                    ----------   ----------

                                                    $2,644,225   $2,700,433
                                                    ==========   ==========


                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                       $   12,391   $   12,170
  Accounts payable                                      10,621         -
                                                    ----------   ----------
     Total current liabilities                          23,012       12,170
                                                    ----------   ----------

PARTNERS' EQUITY
  Limited Partners                                   2,355,015    2,421,394
  General Partner-Del Taco, Inc.                       266,198      266,869
                                                    ----------   ----------
                                                     2,621,213    2,688,263
                                                    ----------   ----------

                                                    $2,644,225   $2,700,433
                                                    ==========   ==========





                         The accompanying notes are an
                  integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                     THREE MONTHS ENDED
                                          MARCH 31
                                       1995      1994
                                     --------  ---------
REVENUES:
  Rent (Notes 3 and 4)               $ 95,397  $ 95,964
  Interest                                557       771
  Other                                   150        50
                                     --------  --------
                                       96,104    96,785
                                     --------  --------

EXPENSES:
  General and administrative           20,367    22,022
  Depreciation                         39,344    39,344
                                     --------  --------
                                       59,711    61,366
                                     --------  --------

Net income                           $ 36,393  $ 35,419
                                     ========  ========

Net income per Limited
  Partnership Unit (Note 2)            $ 4.12    $ 4.01
                                       ======    ======





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                      1995      1994
                                                    --------  --------
SOURCE OF CASH:
  From operations:
    Net income                                      $ 36,393  $ 35,419
    Depreciation                                      39,344    39,344
                                                    --------  --------
  Total cash provided from operations                 75,737    74,763

  Cash distributions                                 103,442   220,630
                                                    --------  --------
    Excess (deficiency) of cash
      generated over distributions                   (27,705) (145,867)


  Increase in payable to Limited Partners                221     2,104
  Decrease in receivable from General Partner         10,039      -
  Increase in accounts payable                        10,621     4,615
                                                    --------  --------
                                                      (6,824) (139,148)
                                                    --------  --------

USE OF CASH:
  Increase in receivable from General Partner           -          644
                                                    --------  --------

Decrease in cash during period                        (6,824) (139,792)
Beginning cash balance                               120,720   258,791
                                                    --------  --------

Ending cash balance                                 $113,896  $118,999
                                                    ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1995, the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994 have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented, which amounted to 8,751 in 1995 and 1994.

Pursuant to the Partnership Agreement, annual partnership net income is allocated one percent to the General Partner and 99 percent to the Limited Partners. A Partnership net loss in any year will be allocated 24 percent to the General Partner and 76 percent to the Limited Partners until the losses so allocated equal income previously allocated. Any additional losses will be allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses. Additional gains will be allocated 24 percent to the General Partner and 76 percent to the Limited Partners.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1995


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of March 31, 1995 and 1994, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent receivable was collected on April 20, 1995.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and four partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

In addition, see Note 5 with respect to certain distributions to the General Partner.

NOTE 5 - DISTRIBUTIONS

On April 14, 1995, a distribution to the Limited Partners of $95,380, or approximately $10.90 per Limited Partnership Unit, was approved. Such distribution was paid on April 19, 1995. The General Partner also received a distribution of $963 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on March 21, 1983. By March 20, 1984, the sale of such Units provided a total capitalization for the Registrant of $4,375,500. Fifteen percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. The remaining funds were expended for the acquisition of sites and construction of six restaurants. In 1985, the first four restaurants opened for business and two additional restaurants were opened in 1986. Approximately $4,002,000 was expended for such purposes.

Since the six restaurants owned by the Registrant opened, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all six restaurants, has provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

Results of Operations

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended March 31, rental revenues decreased from $95,964 in 1994 to $95,397 in 1995. Such decrease is directly attributable to decreased sales at the restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                    Percentage of Total General & Admin Expense
                    -------------------------------------------

                                  Three Months Ended
                                       March 31
                                   1995       1994
                                  ------     -------
Accounting fees                    73.28      66.86%
Distribution of
  information to
  Limited Partners                 23.16      28.30
Other                               3.56       4.84
                                  ------     ------
                                  100.00%    100.00%
                                  ======     ======


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, general and administrative expenses decreased from $22,022 in 1994 to $20,367 in 1995. The Registrant incurred deprecation expense in the amount of $39,344, for the three months ended March 31, 1995 and 1994.

Although total revenues decreased $681 for the three months ended March 31, 1995, the $1,655 decrease in general and administrative expenses for the three months ended March 31, 1995 offset such decreased revenues, resulting in an increase in the Registrant's net income from $35,419 for the three months ended March 31, 1994 to $36,393 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1995.

(c)      Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DEL TACO RESTAURANT PROPERTIES I
                                           (a California limited partnership)
                                           Registrant

                                           Del Taco, Inc.
                                           General Partner



Date:  May 2, 1995                         /s/ Robert J. Terrano
                                           ----------------------------------
                                           Robert J. Terrano
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (duly authorized to sign on
                                           behalf of the Registrant)