Form 10-Q
period 1995-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 1995-07-24
CIK 711213

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NO. 2-80930

                        DEL TACO RESTAURANT PROPERTIES I
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   95-3852699
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                   1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     92667
                                   (ZIP CODE)

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                        DEL TACO RESTAURANT PROPERTIES I


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
- ------------------------------                             -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1995 (Unaudited) and
     December 31, 1994                                          3

Statements of Income for the three and six months ended
     June 30, 1995 and 1994 (Unaudited)                         4

Statements of Cash Flows for the six months ended
     June 30, 1995 and 1994 (Unaudited)                         5

Notes to Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                     11
- ----------

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS



                                                                              JUNE 30    December 31
                                                                                1995         1994
                                                                            -----------  ------------
                                                                            (UNAUDITED)
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash                                                                       $  108,510   $  120,720
  Receivable from General Partner (Note 4)                                       37,898       40,709
  Deposits                                                                          600          600
                                                                             ----------   ----------
    Total current assets                                                        147,008      162,029
                                                                             ----------   ----------
PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                                       1,852,482    1,852,482
  Buildings and improvements                                                  1,013,134    1,013,134
  Machinery and equipment                                                     1,136,026    1,136,026
                                                                             ----------   ----------
                                                                              4,001,642    4,001,642
  Less--accumulated depreciation                                              1,538,607    1,463,238
                                                                             ----------   ----------
                                                                              2,463,035    2,538,404
                                                                             ----------   ----------

                                                                             $2,610,043   $2,700,433
                                                                             ==========   ==========


                    LIABILITIES AND PARTNERS' EQUITY
                    --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                                $   11,005   $   12,170
                                                                             ----------   ----------
Total current liabilities                                                        11,005       12,170
                                                                             ----------   ----------

PARTNERS' EQUITY
  Limited Partners                                                            2,333,061    2,421,394
  General Partner-Del Taco, Inc.                                                265,977      266,869
                                                                             ----------   ----------
                                                                              2,599,038    2,688,263
                                                                             ----------   ----------

                                                                             $2,610,043   $2,700,433
                                                                             ==========   ==========





                         The accompanying notes are an
                  integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30                          JUNE 30
                                                  1995             1994                1995      1994
                                                --------         --------            --------  --------
REVENUES:
  Rent (Notes 3 and 4)                          $117,499         $102,416            $212,896  $198,380
  Interest                                           567              498               1,124     1,269
  Other                                               75              125                 225       175
                                                --------         --------            --------  --------
                                                 118,141          103,039             214,245   199,824
                                                --------         --------            --------  --------

EXPENSES:
  General and administrative                       7,949            9,382              28,316    31,404
  Depreciation                                    36,024           39,343              75,368    78,687
                                                --------         --------            --------  --------
                                                  43,973           48,725             103,684   110,091
                                                --------         --------            --------  --------

Net income                                      $ 74,168         $ 54,314            $110,561  $ 89,733
                                                ========         ========            ========  ========

Net income per Limited
  Partnership Unit (Note 2)                       $ 8.39           $ 6.14             $ 12.51   $ 10.15
                                                  ======           ======             =======   =======





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES I

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                          1995      1994
                                                        --------  --------
SOURCE OF CASH:
  From operations:
    Net income                                          $110,561  $ 89,733
    Depreciation                                          75,368    78,687
                                                        --------  --------
  Total cash provided from operations                    185,929   168,420

  Cash distributions                                     199,785   299,388
                                                        --------  --------
    Excess (deficiency) of cash
      generated over distributions                       (13,856) (130,968)


  Increase in payable to Limited Partners                   -        1,067
  Decrease in receivable from General Partner              2,811       -
  Increase in accounts payable                              -        2,004
                                                        --------  --------
                                                         (11,045) (127,897)
                                                        --------  --------

USE OF CASH:
  Decrease in payable to Limited Partners                  1,165       -
  Increase in receivable from General Partner               -          432
                                                        --------  --------

Decrease in cash during period                           (12,210) (128,329)
Beginning cash balance                                   120,720   258,791
                                                        --------  --------

Ending cash balance                                     $108,510  $130,462
                                                        ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1995, the results of operations and cash flows for the six month periods ended June 30, 1995 and 1994 have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 1995


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of June 30, 1995 and 1994, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent receivable was collected on July 13, 1995.

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

NOTE 5 - DISTRIBUTIONS

On July 11, 1995, a distribution to the Limited Partners of $91,580, or approximately $10.47 per Limited Partnership Unit, was approved. Such distribution was paid on July 12, 1995. The General Partner also received a distribution of $925 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended June 30, rental revenues increased from $102,416 in 1994 to $117,499 in 1995. For the six months ended June 30, rental revenues increased from $198,380 in 1994 to $212,896 in 1995. Such increases are directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                     Percentage of Total
                                              General & Administrative Expense
                                              --------------------------------
                                                       Six Months Ended
                                                           June 30
                                                      1995         1994
                                                     -------      -------
Accounting fees                                       52.71%      53.56%
Distribution of
  information to
  Limited Partners                                    44.73       42.41
Other                                                  2.56        4.03
                                                     -------     -------
                                                     100.00%     100.00%
                                                     =======     =======



Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses decreased from $9,382 in 1994 to $7,949 in 1995. For the six months ended June 30, general and administrative expenses decreased from $31,404 in 1994 to $28,316 in 1995. For the three months ended June 30, the Registrant incurred depreciation expense in the amount of $36,024 in 1995 and $39,343 in 1994. The Registrant incurred depreciation expense of $75,368 and $78,687, for the six months ended June 30, 1995 and 1994, respectively.

For the three months ended June 30, revenues increased by $15,102 while expenses decreased by $4,752 resulting in an increase in net income from $54,314 in 1994 to $74,168 in 1995. For the six months ended June 30, revenues increased by $14,421 while expenses decreased by $6,407 resulting in an increase in the Registrant's net income from $89,733 for the six months ended June 30, 1994 to $110,561 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 1995.

(C)      Exhibit 27 - Financial Data Schedule

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


                                           DEL TACO RESTAURANT PROPERTIES I
                                           (a California limited partnership)
                                           Registrant

                                           Del Taco, Inc.
                                           General Partner



Date:  July 20, 1995                        /s/ Robert J. Terrano
                                            ----------------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (duly authorized to sign on
                                            behalf of the Registrant)