Form 10-Q
period 1995-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 1995-10-30
CIK 711213

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 SEPTEMBER 30, 1995
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                                ----------------------    ----------------------

COMMISSION FILE NO. 2-80930


                        DEL TACO RESTAURANT PROPERTIES I
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 CALIFORNIA                                      95-3852699
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                          92667
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


                                (714) 744-4334
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No
                                               ---     ---

================================================================================

                                     INDEX

                        DEL TACO RESTAURANT PROPERTIES I


PART I.  FINANCIAL INFORMATION                                    PAGE NUMBER
------------------------------                                    -----------


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1995 (Unaudited) and
     December 31, 1994                                                  3

Statements of Income for the three and nine months ended
     September 30, 1995 and 1994 (Unaudited)                            4

Statements of Cash Flows for the nine months ended
     September 30, 1995 and 1994 (Unaudited)                            5

Notes to Financial Statements                                           6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              10


SIGNATURES                                                             11


                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                                  September 30  December 31
                                                     1995          1994
                                                  ------------   ----------
                                                  (Unaudited)
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash                                             $  127,057    $  120,720
  Receivable from General Partner (Note 4)             36,458        40,709
  Deposits                                                600           600
                                                   ----------    ----------
    Total current assets                              164,115       162,029
                                                   ----------    ----------

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                             1,852,482     1,852,482
  Buildings and improvements                        1,013,134     1,013,134
  Machinery and equipment                           1,136,026     1,136,026
                                                   ----------    ----------
                                                    4,001,642     4,001,642
  Less--accumulated depreciation                    1,569,929     1,463,238
                                                   ----------    ----------
                                                    2,431,713     2,538,404
                                                   ----------    ----------

                                                   $2,595,828    $2,700,433
                                                   ==========    ==========


                    LIABILITIES AND PARTNERS' EQUITY
                    --------------------------------

CURRENT LIABILITIES:
Payable to Limited Partners                        $    8,711    $   12,170
Accounts payable                                        4,188           -
                                                   ----------    ----------
Total current liabilities                              12,899        12,170
                                                   ----------    ----------
PARTNERS' EQUITY
  Limited Partners                                  2,317,113     2,421,394
  General Partner-Del Taco, Inc.                      265,816       266,869
                                                   ----------    ----------
                                                    2,582,929     2,688,263
                                                   ----------    ----------

                                                   $2,595,828    $2,700,433
                                                   ==========    ==========


                         The accompanying notes are an
                  integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                  (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                           September 30         September 30
                                         1995       1994       1995      1994
                                       --------   --------   --------   --------
REVENUES:
  Rent (Notes 3 and 4)                 $113,958   $110,565   $326,854   $308,945
  Interest                                  583        518      1,707      1,787
  Other                                     100        125        325        300
                                       --------   --------   --------   --------
                                        114,641    111,208    328,886    311,032
                                       --------   --------   --------   --------

EXPENSES:
  General and administrative              6,923      6,803     35,239     38,207
  Depreciation                           31,322     39,345    106,690    118,032
                                       --------   --------   --------   --------
                                         38,245     46,148    141,929    156,239
                                       --------   --------   --------   --------

Net income                             $ 76,396   $ 65,060   $186,957   $154,793
                                       ========   ========   ========   ========

Net income per Limited
  Partnership Unit (Note 2)            $   8.64   $   7.36   $  21.15   $  17.51
                                       ========   ========   ========   ========





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                        Nine Months Ended
                                                           September 30
                                                          1995       1994
                                                          ----       ----
SOURCE OF CASH:
  From operations:
    Net income                                         $ 186,957  $ 154,793
    Depreciation                                         106,690    118,032
                                                       ---------  ---------
  Total cash provided from operations                    293,647    272,825

  Cash distributions                                     292,290    415,623
                                                       ---------  ---------
    Excess (deficiency) of cash
      generated over distributions                         1,357   (142,798)


  Increase in payable to Limited Partners                   -         1,288
  Decrease in receivable from General Partner              4,251       -
  Increase in accounts payable                             4,188      1,473
                                                       ---------  ---------
                                                           9,796   (140,037)
                                                       ---------  ---------
USE OF CASH:
  Decrease in payable to Limited Partners                  3,459       -
  Increase in receivable from General Partner               -           991
                                                       ---------  ---------

Increase/(decrease) in cash during period                  6,337   (141,028)
Beginning cash balance                                   120,720    258,791
                                                       ---------  ---------

Ending cash balance                                    $ 127,057  $ 117,763
                                                       =========  =========


                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1995, the results of operations and cash flows for the nine month periods ended September 30, 1995 and 1994 have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 1995


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of September 30, 1995 and 1994, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent receivable was collected on October 20, 1995.

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

NOTE 5 - DISTRIBUTIONS

On October 10, 1995, a distribution to the Limited Partners of $110,541, or approximately $12.63 per Limited Partnership Unit, was approved. Such distribution was paid on October 16, 1995. The General Partner also received a distribution of $1,117 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended September 30, rental revenues increased from $110,565 in 1994 to $113,958 in 1995. For the nine months ended September 30, rental revenues increased from $308,945 in 1994 to $326,854 in 1995. Such increases are directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                            Percentage of Total
                                       General & Administrative Expense
                                       ---------------------------------

                                              Nine Months Ended
                                                   June 30
                                                1995       1994
                                               -------   --------
Accounting fees                                 42.55%    44.02%
Distribution of
  information to
  Limited Partners                              55.38     53.26
Other                                            2.07      2.72
                                               ------     ------
                                               100.00%    100.00%
                                               ======     ======


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $6,803 in 1994 to $6,923 in 1995. For the nine months ended September 30, general and administrative expenses decreased from $38,207 in 1994 to $35,239 in 1995. For the three months ended September 30, the Registrant incurred deprecation expense in the amount of $31,322 in 1995 and $39,345 in 1994. The Registrant incurred depreciation expense of $106,690 and $118,032 for the nine months ended September 30, 1995 and 1994, respectively. Depreciation expense decreased beacause signs and food processing equipment (included as part of machinery and equipment) became fully depreciated during 1995.

For the three months ended September 30, revenues increased by $3,433 while expenses decreased by $7,903 resulting in an increase in net income from $65,060 in 1994 to $76,396 in 1995. For the nine months ended September 30, revenues increased by $17,854 while expenses decreased by $14,310 resulting in an increase in the Registrant's net income from $154,793 for the nine months ended September 30, 1994 to $186,957 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended September 30, 1995.

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


                                        DEL TACO RESTAURANT PROPERTIES I
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  October 24 1995                  /s/ Robert J. Terrano
                                        ---------------------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (duly authorized to sign on
                                        behalf of the Registrant)