Form 10-Q
period 1995-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 1995-10-30
CIK 711213

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           SEPTEMBER 30, 1995
                               ----------------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    ------------------

COMMISSION FILE NO. 2-92121

                       DEL TACO RESTAURANT PROPERTIES II
                       A CALIFORNIA LIMITED PARTNERSHIP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             CALIFORNIA                                    33-0064245
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                       92667
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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II

PART I.  FINANCIAL INFORMATION                                            PAGE NUMBER
------------------------------                                            -----------
Item 1.  Financial Statements and Supplementary Data

Balance Sheets at September 30, 1995 (Unaudited) and
     December 31, 1994                                                         3

Statements of Income for the three and nine months ended
     September 30, 1995 and 1994 (Unaudited)                                   4

Statements of Cash Flows for the nine months ended
     September 30, 1995 and 1994 (Unaudited)                                   5

Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     12


SIGNATURES                                                                    13

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS

                                                             SEPTEMBER 30      December 31
                                                                 1995             1994
                                                             ------------      -----------
                                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                       $   121,527      $   133,369
  Receivable from General Partner (Note 4)                        35,992           35,871
  Deposits                                                         1,000            1,000
                                                             -----------      -----------
    Total current assets                                         158,519          170,240
                                                             -----------      -----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                        1,806,006        1,806,006
  Buildings and improvements                                   1,238,879        1,238,879
  Machinery and equipment                                        898,950          898,950
                                                             -----------      -----------
                                                               3,943,835        3,943,835
  Less--accumulated depreciation                               1,220,662        1,112,606
                                                             -----------      -----------
                                                               2,723,173        2,831,229
                                                             -----------      -----------
                                                             $ 2,881,692      $ 3,001,469
                                                             ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                $     3,831      $    17,436
  Accounts Payable                                                 4,955                -
                                                             -----------      -----------
Total current liabilities                                          8,786           17,436
                                                             -----------      -----------

PARTNERS' EQUITY
  Limited Partners                                             2,893,227        3,003,242
  General Partner-Del Taco, Inc.                                 (20,321)         (19,209)
                                                             -----------      -----------
                                                               2,872,906        2,984,033
                                                             -----------      -----------
                                                             $ 2,881,692      $ 3,001,469
                                                             ===========      ===========

                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30              SEPTEMBER 30
                                      1995         1994         1995         1994
                                    --------     --------     --------     --------
REVENUES:
  Rent (Notes 3 and 4)              $114,459     $119,813     $328,795     $351,336
  Interest                               547          643        1,802        2,774
  Other                                   75          250          450          650
                                    --------     --------     --------     --------
                                     115,081      120,706      331,047      354,760
                                    --------     --------     --------     --------

EXPENSES:
  General and administrative           8,867        8,548       39,038       46,146
  Depreciation                        36,017       36,017      108,055      108,055
  Writedown of real estate held
     for sale (Note 6)                     -       74,797            -       74,797
                                    --------     --------     --------     --------
                                      44,884      119,362      147,093      228,998
                                    --------     --------     --------     --------
Net income                          $ 70,197     $  1,344     $183,954     $125,762
                                    ========     ========     ========     ========

Net income per Limited
  Partnership Unit (Note 2)         $   2.57     $    .05     $   6.74     $   4.61
                                    ========     ========     ========     ========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                           1995       1994
                                                                         --------   --------
SOURCE OF CASH:
  From operations:
    Net income                                                           $183,954   $125,762
    Depreciation                                                          108,055    108,055
    Writedown of real estate held for sale (Note 6)                             -     74,797
                                                                         --------   --------

  Total cash provided from operations                                     292,009    308,614

  Cash distributions                                                      295,080    979,789
                                                                         --------   --------
    Excess (deficiency) of cash generated
      over distributions                                                   (3,071)  (671,175)

  Proceeds from sale of land                                                    -    497,202
  Decrease in receivable from General Partner                                   -      3,865
  Increase in payable to Limited Partners                                       -      3,054
  Increase in accounts payable                                              4,955        135
                                                                         --------   --------
                                                                            1,884   (166,919)
                                                                         --------   --------
USE OF CASH:
  Increase in receivable from General Partner                                 121          -
  Decrease in payable to Limited Partners                                  13,605          -
                                                                         --------   --------
                                                                           13,726          -
                                                                         --------   --------
Decrease in cash during period                                            (11,842)  (166,919)
Beginning cash balance                                                    133,369    307,070
                                                                         --------   --------
Ending cash balance                                                      $121,527   $140,151
                                                                         ========   ========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

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

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 27,006 in 1995 and 1994.

Pursuant to the Partnership Agreement, annual partnership income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs previously allocated. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the Limited Partners.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1995

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of September 30, 1994 and a total of five as of September 30, 1995.

On November 19 and 20, 1990, respectively, the restaurants located on the Properties in South Gate and Fallbrook, California, respectively, (the "Closed Properties") leased to Del Taco ceased operation. Pursuant to a Settlement Agreement dated as of October 26, 1993 approved in connection with Del Taco's voluntary bankruptcy case: (i) Del Taco was required to pay rent to the Registrant in the amount of $2,248.87 per month for the South Gate Property and $2,332.85 per month for the Fallbrook Property; (ii) on January 1 of each calendar year commencing with January 1, 1994, the monthly base rent payable was adjusted for any applicable Consumer Price Index increase; (iii) Del Taco was required to market the Closed Properties and pay the Registrant, upon sale, the difference between the most recent appraised value and the selling price; and
(iv) upon such sale, the relevant Leases were terminated. The South Gate and Fallbrook properties were sold on May 18, 1994 and November 30, 1994, respectively.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 20, 1995.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1995

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants and four partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

In addition, see Note 5 with respect to certain distributions to the General Partner.

NOTE 5 - DISTRIBUTIONS

On October 10, 1995, a distribution to the Limited Partners of $109,817, or approximately $4.07 per Limited Partnership Unit, was approved. Such distribution was paid on October 16, 1995. The General Partner also received a distribution of $1,109 with respect to its 1% partnership interest.

NOTE 6 - WRITEDOWN OF REAL ESTATE HELD FOR SALE

In September 1994, the Registrant entered an agreement to sell the Fallbrook property for a price which exceeded the appraised value but was less than the net book value. Accordingly, the carrying value of the Fallbrook property was adjusted down to the expected sale price generating a write down of $74,797 in the third quarter of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on September 11, 1984. By December 31, 1985, the sale of such Units provided a total capitalization for the Registrant of $6,751,500. Fifteen percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. The remaining funds were expended for the acquisition of sites and construction of seven restaurants. In June 1986, the first two restaurants opened for business. Four additional restaurants opened in 1987, and the seventh restaurant opened in April of 1988. Approximately $5,600,000 was expended for such purposes.

As a result of continued lower-than-acceptable sales volumes, the South Gate and Fallbrook restaurants ceased operation on November 19 and 20, 1990. Pursuant to a Settlement Agreement dated as of October 26, 1993 approved in connection with Del Taco's voluntary bankruptcy case: (i) Del Taco was required to pay rent to the Registrant in the amount of $2,248.87 per month for the South Gate property and $2,332.85 per month for the Fallbrook property; (ii) on January 1 of each calendar year commencing with January 1, 1994, the monthly base rent payable was adjusted for any applicable Consumer Price Index increase; (iii) Del Taco was required to market the South Gate and Fallbrook properties and pay the Registrant, upon sale, the difference between the most recent appraised value and the selling price; and (iv) upon such sale, the relevant Leases were terminated.

In February 1994, an escrow was opened pursuant to an agreement between the Registrant and the City of South Gate for the sale of the South Gate property to the City of South Gate for an amount which exceeded appraised value. Escrow closed on May 18, 1994. The net proceeds of $497,202 were distributed by the Partnership to Limited Partners of record as of May 31, 1994 and was paid June 1, 1994.

In September 1994, the Registrant entered into an agreement to sell the Fallbrook property for a price which exceeded the appraised value but was less than the net book value. Accordingly, the most recent carrying value of the Fallbrook property was adjusted down to the expected sales price generating a write down of $74,797 in the third quarter of 1994. Escrow closed on November 30, 1994. The net proceeds of $357,531 were distributed by the Partnership to Limited Partners of record as of November 30, 1994 and was paid December 12, 1994.

Since the restaurants owned by the Registrant commenced operation, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all five remaining restaurants, has provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

Results of Operations

The Registrant owned seven Properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating. For the five operating Del Taco restaurants, the Registrant receives rental revenues equal to 12 percent of restaurant sales. For the two restaurants which were sold in 1994, the Registrant received rental revenues of approximately $2,000 per restaurant per month.

Rental revenues for the three months ended September 30 decreased from $119,813 in 1994 to $114,459 in 1995. The Registrant had rental revenues of $328,795 for the nine months ended September 30, 1995, representing a decrease from the rental revenues of $351,336 in 1994. Such decrease is directly attributable to lost revenues due to the sale of the South Gate and Fallbrook stores. Rental revenues from the five existing restaurants have increased for the three months ended September 30 from $112,682 in 1994 to $114,459 in 1995 and for the nine months ended September 30 from $320,861 in 1994 to $328,795 in 1995.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                     Percentage of Total
                                                General & Administrative Expense
                                                --------------------------------
                                                       Nine Months Ended
                                                          September 30
                                                       1995          1994
                                                     ------         ------
Accounting fees                                       38.23%        38.03%
Distribution of
  information to
  Limited Partners                                    59.25         58.98
Other                                                  2.52          2.99
                                                     ------         ------
                                                     100.00%       100.00%
                                                     ======         ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses increased for the three months ended September 30 from $8,548 in 1994 to $8,867 in 1995. For the nine months ended September 30, general and administrative expenses decreased from $46,146 in 1994 to $39,038 in 1995. Depreciation expense was $36,017 for the three months ended September 30, 1995 and 1994. The Registrant incurred depreciation expense in the amount of $108,055 for the nine months ended September 30, 1995 and 1994.

For the three months ended September 30, 1995 revenues decreased $5,625 and expenses decreased $74,478, creating a increase in net income from $1,344 in 1994 to $70,197 in 1995. The increase in net income was caused principally by the writedown of real estate held for sale which was included in expenses in 1994. As a result of decreased revenues totaling $23,713 for the nine months ended September 30, 1995 and decreased expenses totaling $81,905 for the nine months ended September 30, 1995, the net income of the Registrant increased from $125,762 for the nine months ended September 30, 1994 to $183,954 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the

Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1995.

(C)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DEL TACO RESTAURANT PROPERTIES II
                                        (a California limited partnership)
                                        Registrant

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