Form 10-Q
period 1995-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 1995-10-30
CIK 711213

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 SEPTEMBER 30, 1995
                                ----------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                              -------------------------  ----------------------
COMMISSION FILE NO. 33-2462

                       DEL TACO RESTAURANT PROPERTIES III
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                    33-0139247
       (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                       92667
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

                                     INDEX

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
                                                           ------------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1995 (Unaudited) and
     December 31, 1994                                             3

Statements of Income for the three and nine months ended
     September 30, 1995 and 1994 (Unaudited)                       4

Statements of Cash Flows for the nine months ended
     September 30, 1995 and 1994 (Unaudited)                       5

Notes to Financial Statements                                      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                        12


                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                                 SEPTEMBER 30     DECEMBER 31
                                                                     1995             1994
                                                                 (UNAUDITED)
                                                                 ------------     -----------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                           $   199,383      $   181,855
  Receivable from General Partner (Note 5)                            59,883           63,076
  Deposits                                                             1,000            1,000
                                                                 -----------      -----------
    Total current assets                                             260,266          245,931
                                                                 -----------      -----------
RESTRICTED CASH (NOTE 2)                                             126,277          132,262

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                            4,613,613        4,613,613
  Buildings and improvements                                       3,188,900        3,188,900
  Machinery and equipment                                          1,668,310        1,668,310
                                                                 -----------      -----------
                                                                   9,470,823        9,470,823
  Less--accumulated depreciation                                   2,029,004        1,813,937
                                                                 -----------      -----------
                                                                   7,441,819        7,656,886
                                                                 -----------      -----------

                                                                 $ 7,828,362      $ 8,035,079
                                                                 ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                    $     3,441      $     5,743
  Accounts Payable                                                     5,155             --
                                                                 -----------      -----------
    Total current liabilities                                          8,596            5,743
                                                                 -----------      -----------
OBLIGATION TO GENERAL PARTNER                                        577,510          577,510
                                                                 -----------      -----------
PARTNERS' EQUITY
  Limited Partners                                                 7,268,482        7,476,016
  General Partner-Del Taco, Inc.                                     (26,226)         (24,190)
                                                                 -----------      -----------
                                                                   7,242,256        7,451,826
                                                                 -----------      -----------
                                                                 $ 7,828,362      $ 8,035,079
                                                                 ===========      ===========


                         The accompanying notes are an
                  integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30                        SEPTEMBER 30
                                        1995              1994              1995              1994
                                      --------          --------          --------          --------
REVENUES:
  Rent (Notes 4 and 5)                $190,358          $188,949          $543,957          $520,203
  Interest                               2,027             1,621             6,108             5,289
  Other                                    125                50               675               600
                                      --------          --------          --------          --------
                                       192,510           190,620           550,740           526,092
                                      --------          --------          --------          --------
EXPENSES:
  General and administrative             9,515             8,584            44,056            48,012
  Depreciation                          71,688            71,691           215,067           215,069
                                      --------          --------          --------          --------
                                        81,203            80,275           259,123           263,081
                                      --------          --------          --------          --------
Net income                            $111,307          $110,345          $291,617          $263,011
                                      ========          ========          ========          ========
Net income per Limited
  Partnership Unit (Note 3)           $   2.32          $   2.29          $   6.08          $   5.47
                                      ========          ========          ========          ========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                         1995                1994
                                                       --------           ----------
SOURCE OF CASH:
  From operations:
    Net income                                         $291,617           $ 263,011
    Depreciation                                        215,067             215,069
                                                       --------           ---------
  Total cash provided from operations                   506,684             478,080

  Cash distributions                                    495,202             696,431
                                                       --------           ---------
    Excess (deficiency) of cash generated
      over distributions                                 11,482            (218,351)

  Decrease in restricted cash                             5,985              17,102
  Decrease in receivable from General Partner             3,193                --
  Increase in accounts payable                            5,155               1,436
                                                       --------           ---------
                                                         25,815            (199,813)
                                                       --------           ---------

USE OF CASH:
  Increase in receivable from General Partner              --                 4,724
  Redemption of Limited Partnership Units                 5,985              17,102
  Decrease in payable to Limited Partners                 2,302                 194
                                                       --------           ---------
                                                          8,287              22,020
                                                       --------           ---------

Increase (decrease) in cash during period                17,528            (221,833)
Beginning cash balance                                  181,855             412,596
                                                       --------           ---------

Ending cash balance                                    $199,383           $ 190,763
                                                       ========           =========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

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

NOTE 2 - RESTRICTED CASH

At September 30, 1995 the partnership had a restricted cash balance of $126,277. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank.
A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1995

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,518 in 1995 and 47,528 in 1994. Such decrease is due to the redemption of 30 units during the period ended September 30, 1995.

Pursuant to the Partnership agreement, annual partnership income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of Limited Partners receive their priority return as defined in the Partnership Agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the Limited Partners.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of ten Properties leased to Del Taco as of September 30, 1995 (Del Taco, in turn, has subleased two of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995, the subleasee re-opened the Twentynine Palms restaurant.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1995

NOTE 5 - TRANSACTIONS WITH DEL TACO

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

In addition, see Note 6 with respect to certain distributions to the General Partner.

NOTE 6 - DISTRIBUTIONS

On October 10, 1995, a distribution to the Limited Partners of $183,531, or approximately $3.86 per Limited Partnership Unit, was approved. Such distribution was paid on October 16, 1995. The General Partner also received a distribution of $1,854 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on February 21, 1986. By June 1, 1987, the sale of such Units provided a total capitalization for the Registrant of $12,001,000 including $1,000 attributable to the Original Limited Partner. 14.7 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $9,500,000 of the remaining funds were expended for the acquisition of sites and construction of ten restaurants. During 1987, the first three restaurants opened for business. Four additional restaurants opened in 1988, two additional restaurants opened in 1989, and the tenth restaurant opened in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31, 1991 $280,553 of net proceeds not utilized as reserves and not invested in Properties.

Since the ten restaurants owned by the Registrant opened, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all ten restaurants (two of which have been subleased), have provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which, except for the restaurant located in Twentynine Palms, there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

The September 30, 1995 restricted cash balance is a death and disability redemption fund totaling $126,227. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants). In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco franchise and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995 the subleasee re-opened the Twentynine Palms restaurant. The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $190,358 for the three months ended September 30, 1995, representing an increase from the rental revenues of $188,949 during the same period in 1994. The Registrant had rental revenue of $543,957 for the nine months ended September 30, 1995, representing an increase from the rental revenues of $520,203 during the same period in 1994. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:


                              PERCENTAGE OF TOTAL
                        GENERAL & ADMINISTRATIVE EXPENSE
                        --------------------------------

                                  NINE MONTHS ENDED
                                     SEPTEMBER 30
                                 1995             1994
                               -------          -------
Accounting fees                 35.01%           40.13%
Distribution of
  information to
  Limited Partners              61.69            56.69
Other                            3.30             3.18
                               ------           ------
                               100.00%          100.00%
                               ======           ======


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $8,584 in 1994 to $9,515 in 1995. For the nine months ended September 30, general and administrative expenses decreased from $48,012 in 1994 to $44,056 in 1995. The Registrant incurred depreciation expense in the amount of $71,688 and $71,691 for the three months
ended September 30, 1995 and 1994 respectively.   The Registrant incurred
depreciation expense in the amount of $215,067 and $215,069 for the nine months ended September 30, 1995 and 1994 respectively.

As a result of the increase in revenues totaling $1,890 for the three months ended September 30, 1995 as compared to the corresponding period in 1994, and the increase in general and administrative expenses totaling $928, the Registrant's net income increased from $110,345 for the three months ended September 30, 1994 to $111,307 for the corresponding period in 1995. As a result of the increase in revenues totaling $24,648 for the nine months ended September 30, 1995 as compared to the corresponding period in 1994, and the decrease in general and administrative expenses totaling $3,958, the Registrant's net income increased from $263,011 for the nine months ended September 30, 1994 to $291,617 for the corresponding period in 1995.

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


                                              DEL TACO RESTAURANT PROPERTIES III
                                              (a California limited partnership)
                                              Registrant

                                              Del Taco, Inc.
                                              General Partner



Date:  October 24, 1995                       /s/ Robert J. Terrano
                                              ----------------------------------
                                              Robert J. Terrano
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (duly authorized to sign on
                                              behalf of the Registrant)