Form 10-Q
period 1995-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 1995-10-30
CIK 711213

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

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                               -----------------------    ----------------------

COMMISSION FILE NO. 33-13437

                       DEL TACO RESTAURANT PROPERTIES IV
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         CALIFORNIA                                    33-0241855
               (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                       92667
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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV

PART I.  FINANCIAL INFORMATION                                            PAGE NUMBER
------------------------------                                            -----------
Item 1.  Financial Statements and Supplementary Data

Balance Sheets at September 30, 1995 (Unaudited) and
     December 31, 1994                                                         3

Statements of Income for the three and nine months ended
     September 30, 1995 and 1994 (Unaudited)                                   4

Statements of Cash Flows for the nine months ended
     September 30, 1995 and 1994 (Unaudited)                                   5

Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         8


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                     10


SIGNATURES                                                                    11

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                                             SEPTEMBER 30     December 31
                                                                1995             1994
                                                             ------------     -----------
                                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                       $    78,294      $    74,956
  Receivable from General Partner (Note 4)                        23,829           22,996
  Deposits                                                           400              400
                                                             -----------      -----------
    Total current assets                                         102,523           98,352
                                                             -----------      -----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                        1,236,700        1,236,700
  Buildings and improvements                                   1,289,860        1,289,860
  Machinery and equipment                                        484,789          484,789
                                                             -----------      -----------
                                                               3,011,349        3,011,349
  Less--accumulated depreciation                                 584,099          506,296
                                                             -----------      -----------
                                                               2,427,250        2,505,053
                                                             -----------      -----------
                                                             $ 2,529,773      $ 2,603,405
                                                             ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:

  Payable to Limited Partners                                $     1,713      $     2,236
  Accounts Payable                                                 3,353                -
                                                             -----------      -----------
    Total current liabilities                                      5,066            2,236
                                                             -----------      -----------

OBLIGATION TO GENERAL PARTNER                                    137,953          137,953
                                                             -----------      -----------

PARTNERS' EQUITY
  Limited Partners                                             2,394,022        2,469,723
  General Partner-Del Taco, Inc.                                  (7,268)          (6,507)
                                                             -----------      -----------
                                                               2,386,754        2,463,216
                                                             -----------      -----------
                                                             $ 2,529,773      $ 2,603,405
                                                             ===========      ===========

                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30             SEPTEMBER 30
                                    1995        1994         1995         1994
                                  -------     --------     --------     --------
REVENUES:
  Rent (Notes 3 and 4)            $73,589     $ 74,697     $206,317     $201,903
  Interest                            283          327          784        1,245
  Other                                 -           50           75          200
                                  -------     --------     --------     --------
                                   73,872       75,074      207,176      203,348
                                  -------     --------     --------     --------

EXPENSES:
  General and administrative        5,856        5,038       31,997       31,727
  Depreciation                     25,937       25,935       77,802       77,794
                                  -------     --------     --------     --------
                                   31,793       30,973      109,799      109,521
                                  -------     --------     --------     --------

Net income                        $42,079     $ 44,101     $ 97,377     $ 93,827
                                  =======     ========     ========     ========

Net income per Limited
  Partnership Unit (Note 2)       $   .25     $    .26     $    .58     $    .56
                                  =======     ========     ========     ========

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                         1995            1994
                                                       ---------      ---------
SOURCE OF CASH:
  From operations:
    Net income                                         $  97,377      $  93,827
    Depreciation                                          77,802         77,794
                                                       ---------      ---------
  Total cash provided from operations                    175,179        171,621

  Cash distributions                                     173,839        267,093
                                                       ---------      ---------
    Excess (deficiency) of cash
      generated over distributions                         1,340        (95,472)

Increase in accounts payable                               3,353            923
                                                       ---------      ---------
                                                           4,693        (94,549)
                                                       ---------      ---------

USE OF CASH:

  Increase in receivable from General Partner                833          1,560
  Decrease in payable to Limited Partners                    522          4,435
                                                       ---------      ---------
                                                           1,355          5,995
                                                       ---------      ---------

Increase/(decrease) in cash during period                  3,338       (100,544)
Beginning cash balance                                    74,956        176,725
                                                       ---------      ---------

Ending cash balance                                    $  78,294      $  76,181
                                                       =========      =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

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

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 165,415 in 1995 and 1994.

Pursuant to the Partnership Agreement, annual partnership income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of Limited Partners receive their priority return as defined in the Partnership Agreement. Additional gains will be allocated 12 percent to the General Partner and 88 percent to the Limited Partners.

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1995

commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of September 30, 1995 and 1994, one of which has been subleased to a Del Taco franchisee.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 20, 1995.

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

NOTE 5 - DISTRIBUTIONS

On October 10, 1995, a distribution to the Limited Partners of $68,482, or approximately $.41 per Limited Partnership Unit, was approved. Such distribution was paid on October 16, 1995. The General Partner also received a distribution of $692 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on June 5, 1987. By June 1, 1988, the sale of such Units provided a total capitalization for the Registrant of $4,135,375 including $1,000 attributable to the Special Limited Partner. 14.5 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $3,000,000 of the remaining funds were expended for the acquisition of sites and construction of three restaurants. During 1989, the first restaurant opened for business. The two additional restaurants commenced operation in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31, 1991 $442,270 of net proceeds not utilized as reserves and not invested in properties.

Since the three restaurants owned by the Registrant opened, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all three restaurants, has provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $73,589 for the three months ended September 30, 1995 representing an decrease from the rental revenues of $74,697 in 1994. The Registrant had rental revenue of $206,317 for the nine months ended September 30, 1995 representing an increase from the rental revenues of $201,903 in 1994. Such increase is directly attributable to increased sales at the restaurants during the nine months ended September 30,1995.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                        Percentage of Total
                                                  General & Administrative Expense
                                                  --------------------------------

                                                          Nine Months Ended
                                                             September 30
                                                         1995           1994
                                                        ------         ------
Accounting fees                                          49.77%         52.69%
Distribution of
  information to
  Limited Partners                                       47.62          43.48
Other                                                     2.61           3.83
                                                        ------         ------
                                                        100.00%        100.00%
                                                        ======         ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $5,038 in 1994 to $5,856 in 1995. For the nine months ended September 30, general and administrative expenses increased from $31,727 in 1994 to $31,997 in 1995. The Registrant incurred depreciation expense in the amount of $25,937 and $25,935 for the three months ended September 30, 1995 and 1994 respectively. The Registrant incurred depreciation expense in the amount of $77,802 and $77,794 for the nine months ended September 30, 1995 and 1994 respectively.

As a result of decreased revenues totaling $1,202 for the three months ended September 30, 1995 and increased expenses totaling $820 for the three months ended September 30, 1995, the net income of the Registrant decreased from $44,101 for the three months ended September 30, 1994 to $42,079 for the corresponding period in 1995. As a result of increased revenues totaling $3,828 for the nine months ended September 30, 1995 and increased expenses totaling $278 for the nine months ended September 30, 1995, the net income of the Registrant increased from $93,827 for the nine months ended September 30, 1994 to $97,377 for the corresponding period in 1995.

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

                                           DEL TACO INCOME PROPERTIES IV
                                           (a California limited partnership)
                                           Registrant

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