Form 10-K
period 1995-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 1996-03-12
CIK 711213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 2-80930

                        DEL TACO RESTAURANT PROPERTIES I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                             1800 W. KATELLA AVENUE
                               ORANGE, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   95-3852699
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                                     92667
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 744-4334

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

The Registrant is a publicly-held Limited Partnership organized under the California Uniform Limited Partnership Act. In accordance with the Partnership Agreement, the Registrant's General Partner is Del Taco, Inc., a California corporation ("General Partner"). The Registrant sold 8,751 Units aggregating $4,375,500 through an offering of Limited Partnership Units from March 21, 1983 through March 20, 1984.

The Registrant has engaged in the business of acquiring sites in California for the construction of six Mexican-American restaurants for long- term lease to Del Taco, Inc. for operation under the Del Taco trade name. Each Property is leased for 35 years on a triple-net basis for a rent equal to twelve percent of gross sales of the restaurant constructed thereon. The activities of the Registrant relating to acquisition and development of the Properties is presented under Item 2 below. The term of the Partnership Agreement is until April 30, 2022, unless terminated earlier by means provided therein.

Because the six Properties owned by the Registrant constitute virtually all of the Registrant's income producing assets, the business of the Registrant is almost entirely dependent on the success of the Del Taco trade name restaurants which lease those Properties. In turn, the success of those restaurants, which are not operated by the Registrant, is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

The Registrant has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Registrant, and has a one percent interest in the profits and distributions of the Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs.

ITEM 2.  PROPERTIES

The Registrant has acquired six Properties with proceeds obtained from the sale of Limited Partnership Units:






                                                                                                              Date of
                                                            Date of                Restaurant                 Commencement of
          Address                 City, State               Acquisition            Constructed                Operation (1)
          -------                 -----------               -----------            -----------                ---------------
          Riverside Avenue        Rialto, CA                September 28, 1984     60 seat with drive         February 12, 1985
                                                                                   through service window


          Elden                   Moreno Valley, CA         March 8, 1985          60 seat with drive         June 30,
          Avenue                                                                   through service window     1985


          Foothill Boulevard      La Verne, CA              April 16, 1985         60 seat with drive         November 6,
                                                                                   through service window     1985


          Baseline & Archibald    Rancho Cucamonga, CA      July 10, 1985          60 seat with drive         November 26, 1985
                                                                                   through service window


          Elkhorn Boulevard       Sacramento, CA            August 22, 1985        60 seat with drive         January 15,
                                                                                   through service window     1986


          Haven                   Rancho Cucamonga, CA      September 20, 1985     60 seat with drive         February 14, 1986
          Avenue                                                                   through service window




(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

                                    PART II


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 14, 1994, the General Partner held a special meeting of limited partners of the Partnership at the Doubletree Hotel, 100 The City Drive, Orange, California, for the purpose of voting on whether Del Taco should continue to serve as the General Partner of the Partnership.

A proposal to remove Del Taco as General Partner failed to obtain the necessary majority vote, receiving only 6.99 percent of eligible votes, and was defeated. Thus, Del Taco will continue to serve as sole General Partner of the Partnership, subject to all of the rights and responsibilities set forth in the Partnership's Restated Certificate and Agreement of Limited Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 8,751 ($4,375,500) Limited Partnership Units during the offering period ended March 20, 1984 and currently has 997 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA


                                                        For the Year Ended December 31,
                                    1995              1994               1993               1992              1991
                                    ----              ----               ----               ----              ----
 Rental Revenue                    $436,262           $420,245          $421,178           $418,960          $395,024

 Interest and                         2,729              2,729             3,281              1,511             3,191
   other income

 Net income                         275,020            222,295           233,111            242,251           216,908

 Net income
   per limited
   Partnership
   Unit (1)                           31.11              25.15             26.37              27.41             24.54

 Cash Distributions
   per Limited
   Partnership
   Unit (2)(3)(4)(5)(6)               45.70              58.70             18.49              55.34             42.84

 Total Assets                     2,553,236          2,700,433         2,993,046          2,938.465         3,181,885

 Long-term
   Obligations                         None               None              None               None              None

(1) The net income per Limited Partnership Unit was calculated based upon 8,751 weighted average Units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1991 amounted to $10.76 per Limited Partnership Unit and were paid January 2, 1992.

(3) Cash distributions for the quarter ended December 31, 1992 amounted to $11.68 per Limited Partnership Unit and were paid December 31, 1992. Five quarterly distributions were disbursed during the year ended December 31, 1992.

(4) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $24.95 and were paid January 31, 1994 and February 2, 1994, respectively.

(5) Cash distributions for the quarter ended December 31, 1994 amounted to $11.70 per Limited Partnership Unit and were paid January 17, 1995. Five distributions were disbursed during the year ended December 31, 1994.

(6) Cash distributions for the quarter ended December 31, 1995 amounted to $11.46 per Limited Partnership Unit and were paid January 15, 1996. Four distributions were disbursed during the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since the six restaurants owned by the Registrant opened, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all six restaurants, and its sublessee as to one of the Properties, has provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco (and, as to one of the Properties, Del Taco's sub-lessee) under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The Registrant owns six Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants to Del Taco franchisees, one of which is affiliated with Del Taco). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenues of $436,262 for the year ended December 31, 1995, representing an increase from the rental revenues of $420,245 in 1994. Such increase is directly attributable to increased sales at the restaurants.

The property at Baseline and Archibald is subleased by Del Taco, Inc. to a franchisee. In November 1995, the franchise agreement and the sublease expired. In a letter dated November 20, 1995, the franchise agreement and the sublease were extended to May 26, 1996. Del Taco, Inc. and the franchisee have not reached an agreement regarding the franchise and sublease terms after May 26, 1996. Management of the General Partner (Del Taco, Inc.) anticipates that on or before May 26, 1996 one of the following dispositions will be initiated: 1) the franchise agreement and sublease will be renewed for a 15 year term; 2) Del Taco, Inc. will operate the restaurant; 3) Del Taco will sublease the property to a new third party; or 4)the property will be offered for sale.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses, of items included in the Registrant's Statements of Income:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN EXPENSE
                  -------------------------------------------

                                   Year Ended December 31,
                                   1995     1994    1993
                                   ----     ----    ----
Accounting fees                   35.17%    38.84%  50.56%
Distribution of
 information to
 Limited Partners                  62.35    57.39   45.08
Legal fees                         -0.76     0.00    0.71
Other                               3.24     3.77    3.65
                                  ------   ------  ------
                                  100.00%  100.00% 100.00%
                                  ======   ======  ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


information to the Limited Partners. For the year ended December 31, general and administrative expenses decreased from $43,303 in 1994 to $42,441 in 1995 reflecting lower costs for accounting and distribution of information to the limited Partners. Pursuant to Del Taco's Reorganization Plan, in December 1993 Del Taco reimbursed the Registrant for all actual legal expenses, and certain other expenses, incurred by the Registrant as a result of the filing of the Bankruptcy Petition.

The Registrant incurred deprecation expense in the amount of $121,530 for the year ended December 31, 1995 and 157,376 for the years ended December 31, 1994 and 1993. Depreciation expense decreased because signs and equipment became fully depreciated during 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

In fiscal 1996, the Registrant will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Registrant anticipates that SFAS No. 121 will not have a material impact on the Registrant's financial statements.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION

                                   INDEX                   PAGE NUMBER
                                   -----                   -----------
Report of Independent Public Accountants                       10

Balance Sheets at December 31, 1995 and 1994                   11

Statements of Income for the years ended
  December 31, 1995, 1994 and 1993                             12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1995                      13

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                             14

Notes to Financial Statements                                 15-18

                             ARTHUR ANDERSEN LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of
  Del Taco Restaurant Properties I:

We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                   /s/ ARTHUR ANDERSEN LLP
                                                   ------------------------
                                                   ARTHUR ANDERSEN LLP

Orange County, California
February 9, 1996

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                                                                                    DECEMBER 31
                                                                                            1995                     1994
                                                                                       -----------               -----------
                                                            ASSETS
                                                            ------
  CURRENT ASSETS:
    Cash                                                                               $   115,012               $   120,720
    Receivable from Del Taco, Inc. (Note 5)                                                 36,654                    40,709
    Deposits                                                                                   600                       600
                                                                                       -----------               -----------
       Total current assets                                                                152,266                   162,029
                                                                                       -----------               -----------

  PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
    Land and improvements                                                                1,852,482                 1,852,482
    Buildings and improvements                                                           1,013,134                 1,013,134
    Machinery and equipment                                                              1,136,026                 1,136,026
                                                                                       -----------               -----------
                                                                                         4,001,642                 4,001,642
      Less: accumulated depreciation                                                     1,584,768                 1,463,238
                                                                                       -----------               -----------
                                                                                         2,416,874                 2,538,404
                                                                                       -----------               -----------

                                                                                       $ 2,569,140               $ 2,700,433
                                                                                       ===========               ===========


                                               LIABILITIES AND PARTNERS' EQUITY
                                               --------------------------------

  CURRENT LIABILITIES:
    Payable to Limited Partners                                                        $     8,898               $    12,170
    Accounts Payable                                                                           907                         -
                                                                                       -----------               -----------
       Total current liabilities
                                                                                             9,805                    12,170
                                                                                       -----------               -----------

  PARTNERS' EQUITY (NOTE 2)
    Limited Partners                                                                     2,293,755                 2,421,394
    General Partner - Del Taco, Inc.                                                       265,580                   266,869
                                                                                       -----------               -----------
                                                                                         2,559,335                 2,688,263
                                                                                       -----------               -----------

                                                                                        $2,569,140                $2,700,433
                                                                                       ===========               ===========



                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME


                                                                        YEAR ENDED
                                                                        DECEMBER 31
                                                         1995                 1994                1993
                                                        --------            --------            --------
   REVENUES:
     Rent (Note 4)                                      $436,262            $420,245            $421,178
     Interest                                              2,279               2,429               2,906
     Other                                                   450                 300                 375
                                                        --------            --------            --------
                                                         438,991             422,974             424,459
                                                        --------            --------            --------
   EXPENSES
     General and administrative                           42,441              43,303              33,972
     Depreciation                                        121,530             157,376             157,376
                                                        --------            --------            --------
                                                         163,971             200,679             191,348
                                                        --------            --------            --------

   Net Income                                           $275,020            $222,295            $233,111
                                                        ========            ========            ========

   Net Income per Limited
     Partnership Unit (Note 1)                            $31.11              $25.15              $26.37
                                                          ======              ======              ======





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1995


                                               Limited Partners                     General
                                           Units               Amount               Partner               Total
                                           -----             ----------            --------            ----------
 Balance, December 31, 1992                8,751             $2,646,106            $270,173            $2,916,279

   Net income                                                   230,780               2,331               233,111

   Cash distributions (Note 7)                                 (161,771)             (2,667)             (164,438)
                                           -----             ----------            --------            ----------
Balance, December 31, 1993                 8,751              2,715,115             269,837             2,984,952

   Net income                                                   220,072               2,223               222,295

   Cash distributions (Note 7)                                 (513,793)             (5,191)             (518,984)
                                           -----             ----------            --------            ----------

Balance, December 31, 1994                 8,751              2,421,394             266,869             2,688,263

   Net income                                                   272,270               2,750               275,020

   Cash distributions (Note 7)                                 (399,909)             (4,039)             (403,948)
                                           -----             ----------            --------            ----------

Balance, December 31, 1995                 8,751             $2,293,755            $265,580            $2,559,335
                                           =====             ==========            ========            ==========





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS



                                                                               YEAR ENDED
                                                                               DECEMBER 31
                                                              1995                 1994                1993
                                                            --------             --------            --------
SOURCE OF CASH:
  From operations:
    Net income                                              $275,020             $222,295            $233,111
    Depreciation                                             121,530              157,376             157,376
                                                            --------             --------            --------
  Total cash provided from operations                        396,550              379,671             390,487

  Cash Distributions                                         403,948              518,984             164,438
                                                            --------             --------            --------

    Excess (deficiency) of cash
      generated over distributions                            (7,398)            (139,313)            226,049

  Increase in Payable to General
    Partner                                                        -                4,076                   -
  Increase in accounts payable                                   907                    -                   -
  Decrease in receivable from General
   Partner                                                     4,056                    -                   -
                                                            --------             --------           ---------
                                                              (2,435)            (135,237)            226,049

USE OF CASH:
  Increase in receivable from General
    Partner                                                        -                2,834               1,553
  Decrease in payable to Limited Partners                      3,272                    -              14,092
                                                            --------             --------           ---------
                                                               3,272                2,834              15,645
                                                            --------             --------           ---------

  Increase (decrease) in cash during
    period                                                    (5,708)            (138,071)            210,404
Beginning cash balance                                       120,720              258,791              48,387
                                                            --------             --------           ---------

Ending cash balance                                         $115,012             $120,720            $258,791
                                                            ========             ========           =========





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP: Del Taco Restaurant Properties I (a California limited partnership) was formed on November 30, 1982, for the purpose of acquiring real property in California for construction of six Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of February 14, 1986, all six restaurants had commenced operation on acquired properties.

BASIS OF ACCOUNTING: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. Distributions are made to the General and Limited Partners in accordance with the provisions of the Partnership Agreement (see Note 2).

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.

INCOME TAXES: No provision has been made for federal or state income taxes on Partnership net income, since the Partnership is not subject to income tax. Partnership income is includable in the taxable income of the individual partners as required under applicable income tax laws. Certain items, primarily related to depreciation methods, are accounted for differently for income tax reporting purposes (see Note 6).

NET INCOME PER LIMITED PARTNERSHIP UNIT: Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the period which amounted to 8,751 for all years presented.

USE OF ESTIMATES: The preparation of the financial statments in conformity with generally accepted acounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statments and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 2 - PARTNERS' EQUITY

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

In 1986, the General Partner contributed additional capital of $280,000 to the Partnership in order to provide funds necessary to complete the sixth and final restaurant.

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a site acquisition and development fee in an amount equal to the lesser of five percent of the cost of the related property or $30,000. The fee shall be for service rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. No site acquisition and development fees were paid in 1995, 1994 and 1993.

NOTE 4 - LEASING ACTIVITIES
The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of December 31, 1995, 1994 and 1993, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

The property at Baseline and Archibald is subleased by Del Taco, Inc. to a franchisee. In November 1995, the franchise agreement and the sublease expired. In a letter dated November 20, 1995, the franchise agreement and the sublease were extended to May 26, 1996. Del Taco, Inc. and the franchisee have not reached an agreement regarding the franchise and sublease terms after May 26, 1996. Management of the General Partner (Del Taco, Inc.) anticipates that on or before May 26, 1996 one of the following dispositions will be initiated: 1) the franchise agreement and sublease will be renewed for a 15 year term; 2) Del Taco, Inc. will operate the restaurant; 3) Del Taco will sublease the property to a new third party; or 4) the property will be offered for sale.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1995. The rent receivable was collected on January 16, 1996.

The General Partner received $4,040 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1995.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                           1995        1994        1993
                                           ----        ----        ----
Net income per financial statements      $275,020   $222,295    $233,111

Excess book depreciation                   72,975    108,695     106,989
                                          -------   --------    --------

Taxable income                           $347,995    $330,990   $340,100
                                         ========    ========   ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1995, is as follows:

Partners' equity per financial
  statements                                    $2,559,335

Issue costs of Limited Partnership
  Units capitalized for tax purposes               637,325

Excess tax depreciation                           (130,288)

Other                                                  235
                                                ----------

Net worth for tax purposes                      $3,066,607
                                                ==========

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1995 were as follows:

                                      Distributions per          Weighted Average           Number of Units
                                     Limited Partnership         Number of Units            Outstanding at the
   Quarter Ended                           Unit                  Outstanding                End of Quarter
   -------------                    -------------------         -----------------          -------------------
   March 31, 1993                           $11.12                   8,751                    8,751
   June 30, 1993                              7.37                   8,751                    8,751
                                            ------
     Total paid in 1993                     $18.49
                                            ======

   September 30, 1993                       $ 8.95                   8,751                    8,751
   December 31, 1993                         16.00                   8,751                    8,751
   March 31, 1994                             8.91                   8,751                    8,751
   June 30, 1994                             13.15                   8,751                    8,751
   September 30, 1994                        11.69                   8,751                    8,751
                                            ------
     Total paid in 1994                     $58.70
                                            ======

   December 31, 1994                        $11.70                   8,751                    8,751
   March 31, 1995                            10.90                   8,751                    8,751
   June 30, 1995                             10.47                   8,751                    8,751
   September 30, 1995                        12.63                   8,751                    8,751
                                            ------
     Total paid in 1995                     $45.70
                                            ======

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1995 amounted to $11.46 per Limited Partnership Unit and were paid January 15, 1996.

                                    PART III


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL
          PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:



Name                      Title                                          Age
----                      -----                                          ---
Kevin K. Moriarty         Director, Chairman and Chief Executive Officer  49

Paul W. Hitzelberger      Executive Vice President, Brand Strategy and
                               Franchise Relations/Development            51

Robert Terrano             Executive Vice President and
                               Chief Financial Officer                    40

James D. Stoops           Executive Vice President, Operations            43

Janet D. Simmons          Senior Vice President, Purchasing               39

Michael L. Annis          Vice President, Secretary and General Counsel   49

C. Douglas Mitchell       Vice President and Corporate Controller         45


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1996.

(c)  None

(d) No family relationship exists between any such director or executive officer of the General Partner.

(e) The following is an account of the business experience during the past five years of each such director and executive officer:

Kevin K. Moriarty, Director, Chairman and Chief Executive Officer of Del Taco, Inc. Mr. Moriarty began his career with Burger King Corporation in 1974 in Operations Unit Management. In 1983, he was promoted to Area Manager in New York, and was subsequently promoted to the Regional Vice President, Chicago Region in 1985. In 1988, he became Executive Vice President and General Manager of the North Central Division. Mr. Moriarty served in that position until 1990 when he joined Del Taco, Inc. as President and Chief Executive Officer on July 31, 1990. Mr. Moriarty has served as a Director of the General Partner since 1990.


Paul W. Hitzelberger, Executive Vice President, Brand Strategy and Franchise Relations/Development of Del Taco, Inc. He was appointed to his current position in December 1995. Previously, Mr. Hitzelberger was Executive Vice President, Marketing from February 1991 and Vice President, Marketing from 1989 to 1991. Mr. Hitzelberger has responsibility for franchise development, relations and training and will oversee public relations and training for the corporation. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Prior to his position with Lucky, Mr. Hitzelberger held various positions in marketing and retailing at Wallpapers to Go, Inc., a division of General Mills, Inc., and Coast to Coast Stores, Inc. a subsidiary of Household Merchandising, Inc. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.


Robert J. Terrano, Executive Vice President and Chief Financial Officer of Del Taco, Inc. From May 1994 to April 1995, Mr. Terrano served as Chief Financial Officer for Denny's, Inc. in Spartanburg, S.C. From August 1983 to May 1994, he served with Burger King Corporation, Miami Florida, in a variety of positions, most recently as Division Controller. Mr. Terrano joined Del Taco, Inc. in April 1995.


James D. Stoops, Executive Vice President, Operations of Del Taco, Inc. From 1968 to 1991, Mr. Stoops served in a wide variety of Operations positions with Burger King Corporation with increasing levels of responsibility. In 1985, Mr. Stoops was appointed Region Vice President/General Manager for the New York region and served in that position until October of 1990. In January of 1991, he joined Del Taco, Inc. in his current post.

Janet D. Simmons, Senior Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Simmons was with Denny's Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Simmons was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Simmons has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.


Michael L. Annis, Vice President, Secretary and General Counsel of Del Taco, Inc. From 1981 to 1986 Mr. Annis served as Regional Real Estate Manager and Director of Real Estate Services with Taco Bell, Inc. In 1986 he served as Regional General Manager with Quaker State Minit Lube. In January of 1987 Mr. Annis joined Red Robin International, Inc. as General Counsel and was subsequently promoted to Vice President/Secretary and later Vice President Real Estate Development/Secretary and General Counsel, the position he held until joining Del Taco, Inc. in December of 1993. Mr. Annis received his J.D. Degree from Whittier College.

C. Douglas Mitchell, Vice President and Corporate Controller. Mr. Mitchell joined Del Taco, Inc. in August of 1994 as Controller and was promoted to his current position in January 1996. From 1990 to 1994, Mr. Mitchell was a Senior Audit Manager with Coopers & Lybrand. Prior to 1990, Mr. Mitchell held various positions in finance and accounting with the Geneva Companies (a subsidiary of Chemical Bank), Zaremba Corporation (a real estate developer) and The Dexter Corporation (an international manufacturer of specialty materials). Mr. Mitchell has a Bachelor of Science degree with a major in accounting from the University of Southern California.


ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The Registrant has no executive officers or directors and pays no direct remuneration to any executive officer or director of its General Partner. The Registrant has not issued any options or stock appreciation rights to any executive officer or director of its General Partner, nor does the Registrant propose to pay any annuity, pension or retirement benefits to any executive officer or director of its General Partner. The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any executive officer or director of the General Partner upon termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person of record currently owns more than five percent of Limited Partnership Units of the Registrant, nor was any person known of by the Registrant to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b) Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any Limited Partnership Units of the Registrant.

(c) The Registrant knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Registrant, except for provisions in the Partnership Agreement providing for removal of the General Partner by holders of a majority of the Limited Partnership Units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the Registrant and any executive officer or director of its General Partner.

         During 1995, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

         (1) The General Partner earned $2,750 as its one percent share of the net income of the Registrant.

         (2) The General Partner received $4,039 in distributions relating to its one percent interest in the Registrant.

(b) During 1995, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1995 for any amount in excess of $60,000.

(d)  Not applicable.

                                    PART IV


ITEM 14(A)(1) AND (2).  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                        REPORTS ON FORM 8-K



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  No reports on Form 8-K were filed during the last quarter of 1995.

(c)  Exhibits required by Item 601 of Regulation S-K:

         1. Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Registrant's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

         2. Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

         3. Incorporated herein by reference, Form of Standard Lease to be entered into by Registrant and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Registrant's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

        27.      Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DEL TACO RESTAURANT PROPERTIES
                                        ------------------------------------
                                        a California limited partnership
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date March 07, 1996                     Kevin K. Moriarty
                                        ------------------------------------
                                        Kevin K. Moriarty
                                        Director, Chairman
                                        and Chief Executive Officer



Date March 07, 1996                     Michael L. Annis
                                        ------------------------------------
                                        Michael L. Annis
                                        Vice President, Secretary and
                                        General Counsel




Date March 07, 1996                     Robert J. Terrano
                                        ------------------------------------
                                        Robert J. Terrano
                                        Executive Vice President and
                                        Chief Financial Officer




Date March 07, 1996                     C. Douglas Mitchell
                                        ------------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller