Form 10-Q
period 1996-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 1996-05-06
CIK 711213

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

FOR THE QUARTERLY PERIOD ENDED                   MARCH 31, 1996

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No  ___

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER



Item 1.  Financial Statements and Supplementary Data

Balance Sheets at March 31, 1996 (Unaudited) and
     December 31, 1995                                                    3

Statements of Income for the three months ended
     March 31, 1996 and 1995 (Unaudited)                                  4

Statements of Cash Flows for the three months ended
     March 31, 1996 and 1995 (Unaudited)                                  5

Notes to Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                               11

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                                 MARCH 31       December 31
                                                   1996            1995
                                                ----------      ----------
                                                (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                          $  109,496      $  115,012
  Receivable from General Partner (Note 4)          32,764          36,654
  Deposits                                             600             600
                                                ----------      ----------
    Total current assets                           142,860         152,266
                                                ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                          1,852,482       1,852,482
  Buildings and improvements                     1,013,134       1,013,134
  Machinery and equipment                        1,136,026       1,136,026
                                                ----------      ----------
                                                 4,001,642       4,001,642
  Less--accumulated depreciation                 1,595,712       1,584,768
                                                ----------      ----------
                                                 2,405,930       2,416,874
                                                ----------      ----------

                                                $2,548,790      $2,569,140
                                                ==========      ==========


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                   $   10,094      $    8,898
  Accounts payable                                   8,925             907
                                                ----------      ----------
     Total current liabilities                      19,019           9,805
                                                ----------      ----------

PARTNERS' EQUITY
  Limited Partners                               2,264,486       2,293,755
  General Partner-Del Taco, Inc.                   265,285         265,580
                                                ----------      ----------
                                                 2,529,771       2,559,335
                                                ----------      ----------

                                                $2,548,790      $2,569,140
                                                ==========      ==========






                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                  THREE MONTHS ENDED
                                        MARCH 31
                                    1996         1995
                                    ----         ----

REVENUES:
  Rent (Notes 3 and 4)            $101,983      $95,397
  Interest                             629          557
  Other                                150          150
                                  --------      -------
                                   102,762       96,104
                                  --------      -------

EXPENSES:
  General and administrative        20,055       20,367
  Depreciation                      10,943       39,344
                                  --------      -------
                                    30,998       59,711
                                  --------      -------

Net income                        $ 71,764      $36,393
                                  ========      =======

Net income per Limited
  Partnership Unit (Note 2)       $   8.12      $  4.12
                                  ========      =======







                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                       1996              1995
                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $  71,764       $  36,393
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                        10,943          39,344
    Increase in payable to Limited Partners              1,196             221
    Decrease in receivable from General Partner          3,890          10,039
    Increase in accounts payable                         8,018          10,621
                                                     ---------       ---------

      Net cash provided by operating activities         95,811          96,618


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                        101,327         103,442
                                                     ---------       ---------

Net decrease in cash                                    (5,516)         (6,824)

Beginning cash balance                                 115,012         120,720
                                                     ---------       ---------

Ending cash balance                                  $ 109,496       $ 113,896
                                                     =========       =========





                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1996, the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented, which amounted to 8,751 in 1996 and 1995.

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1996

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of March 31, 1996 and 1995, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The Registrant's property at Baseline and Archibald in Rancho Cucamonga, California is subleased by Del Taco, Inc. to a franchisee. In November 1995, the franchise agreement and the sublease expired. In a letter dated November 20, 1995, the franchise agreement and the sublease were extended to May 26, 1996. Del Taco, Inc. and the franchisee have not reached an agreement regarding the franchise and sublease terms after May 26, 1996. Management of the General Partner (Del Taco, Inc.) anticipates that on or before May 26, 1996 one of the following dispositions will be initiated: 1) the franchise agreement and sublease will be renewed for a 15 year term; 2) Del Taco, Inc. will operate the restaurant; 3) Del Taco will sublease the property to a new third party; or 4) the property will be offered for sale.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent receivable was collected on April 12, 1996.

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

NOTE 5 - DISTRIBUTIONS

On April 9, 1996, a distribution to the Limited Partners of $93,489, or approximately $10.68 per Limited Partnership Unit, was approved. Such distribution was paid on April 16, 1996. The General Partner also received a distribution of $945 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del

Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended March 31, rental revenues increased from $95,397 in 1995 to $101,983 in 1996. Such increases are directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:




                                                       Percentage of Total
                                               General & Administrative Expense
                                               --------------------------------

                                                       Three Months Ended
                                                             March 31

                                                       1996          1995
Accounting fees                                        77.54%       73.28%
Distribution of
  information to
  Limited Partners                                     21.22        23.16
Other                                                   1.24         3.56
                                                      ------       ------
                                                      100.00%      100.00%
                                                      ======       ======


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, general and administrative expenses decreased from $20,367 in 1995 to $20,055 in 1996. For the three months ended March 31, the Registrant incurred deprecation expense in the amount of $10,943 in 1996 and $39,344 in 1995. Depreciation expense decreased because signs and food processing equipment (included as part of machinery and equipment) became fully depreciated during 1995.

For the three months ended March 31, revenues increased by $6,658 while expenses decreased by $28,713 resulting in an increase in net income from $36,393 in 1995 to $71,764 in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

(c) Exhibit 27 - Finanical Data Schedule

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

                                    DEL TACO RESTAURANT PROPERTIES I
                                    (a California limited partnership)
                                    Registrant

                                    Del Taco, Inc.
                                    General Partner

Date:  April 30, 1996               /s/ Robert J. Terrano
                                    ----------------------------
                                    Robert J. Terrano
                                    Executive Vice President,
                                    Chief Financial Officer


Date:  April 30, 1996               /s/ C. Douglas Mitchell
                                    ----------------------------
                                    C. Douglas Mitchell
                                    Vice President and Corporate
                                    Controller