Form 10-Q
period 1996-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 1996-08-06
CIK 711213

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 1996
                                -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

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

                                     INDEX

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
- ------------------------------                             -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1996 (Unaudited) and
     December 31, 1995                                          3

Statements of Income for the three and six months ended
     June 30, 1996 and 1995 (Unaudited)                         4

Statements of Cash Flows for the six months ended
     June 30, 1996 and 1995 (Unaudited)                         5

Notes to Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                      10

         27     Financial Data Schedule

SIGNATURES                                                     11
- ----------

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                                 BALANCE SHEETS
                                 --------------


                                                         JUNE 30        December 31
                                                           1996            1995
                                                        -----------     -----------
                                                        (UNAUDITED)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash                                                   $  105,479     $  115,012
  Receivable from General Partner (Note 4)                   37,241         36,654
  Deposits                                                      600            600
                                                         ----------     ----------
    Total current assets                                    143,320        152,266
                                                         ----------     ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                   1,852,482      1,852,482
  Buildings and improvements                              1,013,134      1,013,134
  Machinery and equipment                                 1,136,026      1,136,026
                                                         ----------     ----------
                                                          4,001,642      4,001,642
  Less--accumulated depreciation                          1,606,654      1,584,768
                                                         ----------     ----------
                                                          2,394,988      2,416,874
                                                         ----------     ----------

                                                         $2,538,308     $2,569,140
                                                         ==========     ==========


                     LIABILITIES AND PARTNERS' EQUITY
                     --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                            $   10,406     $    8,898
  Accounts payable                                               --            907
                                                         ----------     ----------
     Total current liabilities                               10,406          9,805
                                                         ----------     ----------

PARTNERS' EQUITY
  Limited Partners                                        2,262,638      2,293,755
  General Partner-Del Taco, Inc.                            265,264        265,580
                                                         ----------     ----------
                                                          2,527,902      2,559,335
                                                         ----------     ----------

                                                         $2,538,308     $2,569,140
                                                         ==========     ==========





                         The accompanying notes are an
                  integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                  (UNAUDITED)
                                  -----------

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30                  JUNE 30
                                    1996        1995         1996         1995
                                  --------    --------     --------     --------
REVENUES:
  Rent (Notes 3 and 4)            $111,986    $117,499     $213,969     $212,896
  Interest                             489         567        1,118        1,124
  Other                                200          75          350          225
                                  --------    --------     --------     --------
                                   112,675     118,141      215,437      214,245
                                  --------    --------     --------     --------

EXPENSES:
  General and administrative         9,260       7,949       29,315       28,316
  Depreciation                      10,942      36,024       21,885       75,368
                                  --------    --------     --------     --------
                                    20,202      43,973       51,200      103,684
                                  --------    --------     --------     --------

Net income                        $ 92,473    $ 74,168     $164,237     $110,561
                                  ========    ========     ========     ========

Net income per Limited
  Partnership Unit (Note 2)       $  10.46    $   8.39     $  18.58     $  12.51
                                  ========    ========     ========     ========





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (UNAUDITED)
                                  -----------

                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                                      1996        1995
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                         $164,237    $110,561
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      21,885      75,368
    Increase (decrease)in payable to
     Limited Partners                                  1,508      (1,165)
    Increase (decrease)in receivable from
     General Partner                                    (587)      2,811
    Decrease in accounts payable                        (907)         --
                                                    --------    --------

      Net cash provided by operating activities      186,136     187,575


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                      195,669     199,785
                                                    --------    --------

Net decrease in cash                                  (9,533)    (12,210)

Beginning cash balance                               115,012     120,720
                                                    --------    --------

Ending cash balance                                 $105,479    $108,510
                                                    ========    ========





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1996
                                 -------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1996, the results of operations and cash flows for the six month periods ended June 30, 1996 and 1995 have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

DEL TACO RESTAURANT PROPERTIES I
- --------------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
- -----------------------------------------
JUNE 30, 1996
- -------------


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of June 30, 1996 and 1995, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The Registrant's property at Baseline and Archibald in Rancho Cucamonga, California is subleased by Del Taco, Inc. to a franchisee. In November 1995, the franchise agreement and the sublease expired. In a letter dated November 20, 1995, the franchise agreement and the sublease were extended to May 26, 1996. Del Taco, Inc. and the franchisee have not reached an agreement regarding the franchise and sublease terms after May 26, 1996. Management of the General Partner (Del Taco, Inc.) anticipates that on or before September 30, 1996 one of the following dispositions will be initiated: 1) the franchise agreement and sublease will be renewed for a 15 year term; 2) Del Taco, Inc. will operate the restaurant; 3) Del Taco will sublease the property to a new third party; or 4) the property will be offered for sale.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent receivable was collected on July 12, 1996.

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

NOTE 5 - DISTRIBUTIONS

On July 16, 1996, a distribution to the Limited Partners of $89,333 or approximately $10.21 per Limited Partnership Unit, was approved. Such distribution was paid on July 23, 1996. The General Partner also received a distribution of $902 with respect to its 1% partnership interest.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

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

Results of Operations
- ---------------------

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended June 30, rental revenues decreased from $117,499 in 1995 to $111,986 in 1996. For the six months ended June 30, rental revenues increased from $212,896 in 1995 to $213,969 in 1996. Such changes in rental revenue are directly attributable to changes in sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:




                                               Percentage of Total
                                         General & Administrative Expense
                                         --------------------------------
                                                Six Months Ended
                                                    June 30
                                                 1996      1995
                                                ------    ------
Accounting fees                                  53.04%    52.71%
Distribution of
  information to
  Limited Partners                               42.96     44.73
Other                                             4.00      2.56
                                                ------    ------
                                                100.00%   100.00%
                                                ======    ======



Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses increased from $7,949 in 1995 to $9,260 in 1996. For the six months ended June 30, general and administrative expenses increased from $28,316 in 1995 to $29,315 in 1996. For the three months ended June 30, the Registrant incurred depreciation expense in the amount of $10,942 in 1996 and $36,024 in 1995. The Registrant incurred depreciation expense of $21,885 and $75,368 for six months ended June 30, 1996 and 1995,respectively. Depreciation expense decreased because signs and food processing equipment (included as part of machinery and equipment) became fully depreciated during 1995.

For the three months ended June 30, revenues decreased by $5,466 while expenses decreased by $23,771 resulting in an increase in net income from $74,168 in 1995 to $92,473 in 1996. For the six months ended June 30, revenues increased by $1,192 while expenses decreased by $52,484 resulting in an increase in Registrant's net income from $110,561 for the six months ended June 30, 1995 to $164,237 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 1996.

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


                                      DEL TACO RESTAURANT PROPERTIES I
                                      (a California limited partnership)
                                      Registrant

                                      Del Taco, Inc.
                                      General Partner



Date:  July 30, 1996                  /s/ Robert J. Terrano
                                      ----------------------------
                                      Robert J. Terrano
                                      Executive Vice President,
                                      Chief Financial Officer


Date:  July 30, 1996                  /s/ C. Douglas Mitchell
                                      ----------------------------
                                      C. Douglas Mitchell
                                      Vice President and Corporate
                                      Controller