Form 10-Q
period 1996-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 1996-11-05
CIK 711213

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED             SEPTEMBER 30, 1996
                                -----------------------------------------

                                       OR


 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    ------------------

COMMISSION FILE NO. 2-80930

                        DEL TACO RESTAURANT PROPERTIES I
                        a California limited partnership
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                        95-3852699
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)       Identification Number)

 23041 AVENIDA DE LA CARLOTA, SUITE 400, LAGUNA HILLS, CA       92653
        (Address of principal executive offices)              (Zip Code)

                                 (714) 462-7399
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

                                     INDEX


                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------


PART I.  FINANCIAL INFORMATION                                                PAGE NUMBER
------------------------------                                                -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1996 (Unaudited) and
     December 31, 1995                                                              3

Statements of Income for the three and nine months ended
     September 30, 1996 and 1995 (Unaudited)                                        4

Statements of Cash Flows for the nine months ended
     September 30, 1996 and 1995 (Unaudited)                                        5

Notes to Financial Statements                                                       6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                              8


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                          10


SIGNATURES                                                                         11
----------

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                                 BALANCE SHEETS
                                 --------------



                                                                            SEPTEMBER 30            December 31
                                                                                1996                   1995
                                                                            ------------           ------------
                                                                            (UNAUDITED)
                                               ASSETS
                                               ------
CURRENT ASSETS:
  Cash                                                                        $  128,039             $  115,012
  Receivable from General Partner (Note 4)                                        37,789                 36,654
  Deposits                                                                           600                    600
                                                                              ----------             ----------
    Total current assets                                                         166,428                152,266
                                                                              ----------             ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                                        1,852,482              1,852,482
  Buildings and improvements                                                   1,013,134              1,013,134
  Machinery and equipment                                                      1,136,026              1,136,026
                                                                              ----------             ----------
                                                                               4,001,642              4,001,642
  Less--accumulated depreciation                                               1,617,600              1,584,768
                                                                              ----------             ----------
                                                                               2,384,042              2,416,874
                                                                              ----------             ----------
                                                                              $2,550,470             $2,569,140
                                                                              ==========             ==========


                                  LIABILITIES AND PARTNERS' EQUITY
                                  --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                                 $   11,163             $    8,898
  Accounts payable                                                                   550                    907
                                                                              ----------             ----------
     Total current liabilities                                                    11,713                  9,805
                                                                              ----------             ----------

PARTNERS' EQUITY
  Limited Partners                                                             2,273,386              2,293,755
  General Partner-Del Taco, Inc.                                                 265,371                265,580
                                                                              ----------             ----------
                                                                               2,538,757              2,559,335
                                                                              ----------             ----------

                                                                              $2,550,470             $2,569,140
                                                                              ==========             ==========



                         The accompanying notes are an
                  integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                  (UNAUDITED)
                                  -----------



                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 30                         SEPTEMBER 30
                                                  1996             1995                1996             1995
                                                --------         --------            ----------       --------
REVENUES:
  Rent (Notes 3 and 4)                          $120,783         $113,958            $334,752        $ 326,854
  Interest                                           705              583               1,823            1,707
  Other                                               25              100                 375              325
                                                --------         --------            --------        ---------
                                                 121,513          114,641             336,950          328,886
                                                --------         --------            --------        ---------

EXPENSES:
  General and administrative                       9,705            6,923              39,020           35,239
  Depreciation                                    10,944           31,322              32,829          106,690
                                                --------         --------            --------        ---------
                                                  20,649           38,245              71,849          141,929
                                                --------         --------            --------        ---------

Net income                                      $100,864         $ 76,396            $265,101        $ 186,957
                                                ========         ========            ========        =========

Net income per Limited
  Partnership Unit (Note 2)                     $  11.41         $   8.64            $  29.99        $   21.15
                                                ========         ========            ========        =========





                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (UNAUDITED)
                                  -----------

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                         1996          1995
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                           $265,101       $186,957
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                        32,829        106,690
    Increase (decrease)in payable to
     Limited Partners                                    2,265         (3,459)
    (Increase) decrease in receivable from
     General Partner                                    (1,135)         4,251
    Increase (decrease) in accounts payable               (355)         4,188
                                                      --------       --------

      Net cash provided by operating activities        298,705        298,627


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                        285,678        292,290
                                                      --------       --------

Net increase in cash                                    13,027          6,337

Beginning cash balance                                 115,012        120,720
                                                      --------       --------

Ending cash balance                                   $128,039       $127,057
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

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               SEPTEMBER 30, 1996
                               ------------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1996, the results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995 have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

DEL TACO RESTAURANT PROPERTIES I
--------------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------
SEPTEMBER 30, 1996
------------------


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of September 30, 1996 and 1995, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The Registrant's property at Baseline and Archibald in Rancho Cucamonga, California is subleased by Del Taco, Inc. to a franchisee. In November 1995, the franchise agreement and the sublease expired. In a letter dated November 20, 1995, the franchise agreement and the sublease were extended to May 26, 1996. Del Taco, Inc. and the franchisee have not reached an agreement regarding the franchise and sublease terms after May 26, 1996. Management of the General Partner (Del Taco, Inc.) anticipates that on or before December 31, 1996 one of the following dispositions will be initiated: 1) the franchise agreement and sublease will be renewed for a 15 year term; 2) Del Taco, Inc. will operate the restaurant; 3) Del Taco will sublease the property to a new third party; or 4) the property will be offered for sale.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent receivable was collected on October 11, 1996.

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

NOTE 5 - DISTRIBUTIONS

On October 14, 1996, a distribution to the Limited Partners of $109,123 or approximately $12.47 per Limited Partnership Unit, was approved. Such distribution was paid on October 15, 1996. The General Partner also received a distribution of $1,102 with respect to its 1% partnership interest.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

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

Results of Operations
---------------------

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended September 30, rental revenues increased from $113,958 in 1995 to $120,783 in 1996. For the nine months ended September 30, rental revenues increased from $326,854 in 1995 to $334,752 in 1996. Such changes in rental revenue are directly attributable to changes in sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:




                                                   Percentage of Total
                                              General & Administrative Expense
                                              --------------------------------

                                                     Nine Months Ended
                                                       September 30
                                                   1996             1995
                                                  ------          -------
Accounting fees                                    39.85%           42.55%
Distribution of
  information to
  Limited Partners                                 57.15            55.38
Other                                               3.00             2.07
                                                  ------           ------
                                                  100.00%          100.00%
                                                  ======           ======


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $6,923 in 1995 to $9,705 in 1996. The increase in general and administrative expense was caused primarily by printing costs for new checks and envelopes and stationary and nonrecurring costs associated with a special mailing to Limited Partners. For the nine months ended September 30, general and administrative expenses increased from $35,239 in 1995 to $39,020 in 1996. For the three months ended September 30, the Registrant incurred depreciation expense in the amount of $10,944 in 1996 and $31,322 in 1995. The Registrant incurred depreciation expense of $32,829 and $106,690 for nine months ended

September 30, 1996 and 1995,respectively. Depreciation expense decreased because signs and food processing equipment (included as part of machinery and equipment) became fully depreciated during 1995.

For the three months ended September 30, revenues increased by $6,872 while expenses decreased by $17,596 resulting in an increase in net income from $76,396 in 1995 to $100,864 in 1996. For the nine months ended September 30, revenues increased by $8,064 while expenses decreased by $70,080 resulting in an increase in the Registrant's net income from $186,957 for the nine months ended September 30, 1995 to $265,101 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1996.

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


                                          DEL TACO RESTAURANT PROPERTIES I
                                          (a California limited partnership)
                                          Registrant

                                          Del Taco, Inc.
                                          General Partner



Date:  October 30, 1996                   /s/ Robert J. Terrano
                                          ------------------------------------
                                          Robert J. Terrano
                                          Executive Vice President,
                                          Chief Financial Officer


Date:  October 30, 1996                   /s/ C. Douglas Mitchell
                                          ------------------------------------
                                          C. Douglas Mitchell
                                          Vice President and Corporate
                                          Controller