Form 10-K
period 1996-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 1997-03-13
CIK 711213

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                          23041 AVENIDA DE LA CARLOTA
                            LAGUNA HILLS, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   95-3852699
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                                     92653
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 462-9300

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

================================================================================

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

The Registrant has engaged in the business of acquiring sites in California for the construction of six Mexican-American restaurants for long-term lease to Del Taco, Inc. for operation under the Del Taco trade name. Each Property is leased for 35 years on a triple-net basis for a rent equal to twelve percent of gross sales of the restaurant constructed thereon. The activities of the Registrant relating to acquisition and development of the Properties is presented under
Item 2 below. The term of the Partnership Agreement is until April 30, 2022, unless terminated earlier by means provided therein.

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

ITEM 2.     PROPERTIES

The Registrant has acquired six Properties with proceeds obtained from the sale of Limited Partnership Units:

                                                                          Date of
                                       Date of         Restaurant         Commencement of
Address             City, State        Acquisition     Constructed        Operation(1)
-------             -----------        -----------     -----------        -------------
Riverside           Rialto, CA         September 28,   60 seat with       February 12, 1985
Avenue                                 1984            drive through
                                                       service window
Elden               Moreno Valley, CA  March 8, 1985   60 seat with       June 30, 1985
Avenue                                                 drive through
                                                       service window
Foothill            La Verne, CA       April 16, 1985  60 seat with       November 6, 1985
Boulevard                                              drive through
                                                       service window
Baseline &          Rancho Cucamonga,  July 10, 1985   60 seat with       November 26, 1985
Archibald           CA                                 drive through
                                                       service window
Elkhorn             Sacramento, CA     August 22, 1985 60 seat with       January 15, 1986
Boulevard                                              drive through
                                                       service window
Haven               Rancho Cucamonga,  September 20,   60 seat with       February 14, 1986
Avenue              CA                 1985            drive through
                                                       service window

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 8,751 ($4,375,500) Limited Partnership Units during the offering period ended March 20, 1984 and currently has 995 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.     SELECTED FINANCIAL DATA

                                         For the Year Ended December 31,
                            1996            1995        1994          1993         1992
                            ----            ----        ----          ----         ----
Rental Revenue              $452,203      $436,262     $420,245     $421,178     $418,960

Interest and                   2,902         2,729        2,729        3,281        1,511
 other income

Net income                   365,387       275,020      222,295      233,111      242,251

Net income
 per limited
 Partnership
 Unit(1)                       41.34         31.11        25.15        26.37        27.41

Cash Distributions
 per Limited
 Partnership
 Unit(2)(3)(4)(5)(6)           44.82         45.70        58.70        18.49        55.34

Total Assets               2,543,173     2,569,140    2,700,433    2,993,046    2,938,465

Long-term
 Obligations                    None          None         None         None         None

(1) The net income per Limited Partnership Unit was calculated based upon 8,751 weighted average Units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1992 amounted to $11.68 per Limited Partnership Unit and were paid December 31, 1992. Five quarterly distributions were disbursed during the year ended December 31, 1992.

(3) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $24.95 and were paid January 31, 1994 and February 2, 1994, respectively.

(4) Cash distributions for the quarter ended December 31, 1994 amounted to $11.70 per Limited Partnership Unit and were paid January 17, 1995. Five distributions were disbursed during the year ended December 31, 1994.

(5) Cash distributions for the quarter ended December 31, 1995 amounted to $11.46 per Limited Partnership Unit and were paid January 15, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(6) Cash distributions for the quarter ended December 31, 1996 amounted to $12.63 per Limited Partnership Unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

The Registrant owns six Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants to Del Taco franchisees, one of which is affiliated with Del Taco). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenues of $452,203 for the year ended December 31, 1996, representing an increase from the rental revenues of $436,262 in 1995. Such increase is directly attributable to increased sales at the restaurants.

The property at Baseline and Archibald is subleased by Del Taco, Inc. to a franchisee. In November 1996, the franchise agreement and the sublease on the property at Baseline and Archibald were renewed for a 15 year term.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses, of items included in the Registrant's Statements of Income:

                      PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                             Year Ended December 31,
                           1996       1995        1994
                           ----       ----        ----
Accounting fees          36.02%      35.17%      38.84%
Distribution of
 information to
 Limited Partners        61.43       62.35       57.39
Legal fees                 --        -0.76        0.00
Other                     2.55        3.24        3.77
                       -------     -------     -------
                       100.00%     100.00%     100.00%
                       =======     =======     =======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the year ended December 31, general and administrative expenses increased from $42,441 in 1995 to $45,943 in 1996 reflecting higher costs for accounting and distribution of information to the limited Partners.

The Registrant incurred depreciation expense in the amount of $43,775 for the year ended December 31, 1996, $121,530 for the year ended December 31, 1995 and $157,376 for the year ended December 31, 1994. Depreciation expense decreased because signs and equipment became fully depreciated during 1996 and 1995.

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

In Fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have a material impact on the Registrant's financial statements.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION


                   INDEX                                   PAGE NUMBER
                   -----                                   -----------
Report of Independent Public Accountants                       10

Balance Sheets at December 31, 1996 and 1995                   11

Statements of Income for the years ended
  December 31, 1996, 1995 and 1994                             12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1996                      13

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                             14

Notes to Financial Statements                                 15-19

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of
 Del Taco Restaurant Properties I:


We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP
                                        --------------------------------
                                            ARTHUR ANDERSEN LLP

Orange County, California
February 14, 1997

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                                                 DECEMBER 31
                                                            1996              1995
                                                       ---------------   ---------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                 $      130,996     $     115,012
  Receivable from Del Taco, Inc. (Note 5)                      38,478            36,654
  Deposits                                                        600               600
                                                       ---------------   ---------------
     Total current assets                                     170,074           152,266
                                                       ---------------   ---------------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                                     1,852,482         1,852,482
  Buildings and improvements                                1,013,134         1,013,134
  Machinery and equipment                                   1,136,026         1,136,026
                                                       ---------------  ---------------
                                                            4,001,642         4,001,642
    Less: accumulated depreciation                          1,628,543         1,584,768
                                                       ---------------   ---------------
                                                            2,373,099         2,416,874
                                                       ---------------   ---------------

                                                        $   2,543,173     $   2,569,140
                                                       ===============   ===============


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                           $      11,319     $       8,898
  Accounts Payable                                              3,000               907
                                                       ---------------   ---------------
     Total current liabilities                                 14,319             9,805
                                                       ---------------   ---------------

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                          2,263,579         2,293,755
  General Partner - Del Taco, Inc.                            265,275           265,580
                                                       ---------------   ---------------
                                                            2,528,854         2,559,335
                                                       ---------------   ---------------

                                                        $   2,543,173      $  2,569,140
                                                       ===============   ===============



                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME


                                                           YEAR ENDED
                                                           DECEMBER 31
                                                 1996          1995           1994
                                             ------------  ------------   ------------
REVENUES:
  Rent (Note 4)                               $  452,203    $  436,262      $ 420,245
  Interest                                         2,265         2,279          2,429
  Other                                              637           450            300
                                             ------------  ------------   ------------
                                                 455,105       438,991        422,974
                                             ------------  ------------   ------------
EXPENSES:
  General and administrative                      45,943        42,441         43,303
  Depreciation                                    43,775       121,530        157,376
                                             ------------  ------------   ------------
                                                  89,718       163,971        200,679
                                             ------------  ------------   ------------

Net Income                                    $  365,387    $  275,020     $  222,295
                                             ============  ============   ============

Net Income per Limited
  Partnership Unit (Note 1)                       $41.34        $31.11         $25.15
                                             ============  ============   ============




                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1996


                                              Limited Partners
                                         -------------------------      General
                                            Units         Amount        Partner         Total
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1993                     8,751    $2,715,115       $269,837     $2,984,952
  Net income                                               220,072          2,223        222,295
  Cash distributions (Note 7)                             (513,793)        (5,191)      (518,984)
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1994                     8,751     2,421,394        266,869      2,688,263
  Net income                                               272,270          2,750        275,020
  Cash distributions (Note 7)                             (399,909)        (4,039)      (403,948)
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1995                     8,751     2,293,755        265,580      2,559,335
  Net income                                               361,733          3,654        365,387
  Cash distributions (Note 7)                             (391,909)        (3,959)      (395,868)
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1996                     8,751    $2,263,579       $265,275     $2,528,854
                                         ===========   ===========    ===========    ===========




                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS


                                                             YEAR ENDED
                                                             DECEMBER 31
                                                   1996          1995            1994
                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $365,387       $275,020       $222,295
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
    Depreciation                                    43,775        121,530        157,376
    Increase (decrease) in payable to
     Limited Partners                                2,421         (3,272)         4,076
    (Increase) decrease in receivable
     from General Partner                           (1,824)         4,056         (2,834)
    Increase in accounts
     payable                                         2,093            906           --
                                               -----------    -----------    -----------
     Net cash provided by operating
      activities                                   411,852        398,240        380,913


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                    (395,868)      (403,948)      (518,984)
                                               -----------    -----------    -----------

Net increase (decrease) in cash                     15,984         (5,708)      (138,071)

Beginning cash balance                             115,012        120,720        258,791
                                               -----------    -----------    -----------

Ending cash balance                               $130,996       $115,012       $120,720
                                               ===========    ===========    ===========



                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


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

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a site acquisition and development fee in an amount equal to the lesser of five percent of the cost of the related property or $30,000. The fee shall be for service rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. No site acquisition and development fees were paid in 1996, 1995 and 1994.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of December 31, 1996, 1995 and 1994, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 4 - LEASING ACTIVITIES - Continued

The property at Baseline and Archibald is subleased by Del Taco, Inc. to a franchisee. In November 1996, the franchise agreement and the sublease on the property at Baseline and Archibald were renewed for a 15 year term.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1996. The rent receivable was collected on January 17, 1997.

The General Partner received $3,959 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1996.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                            1996      1995        1994
                                            ----      ----        ----
Net income per financial statements      $365,387   $275,020    $222,295

Excess book depreciation                   (4,780)    72,975     108,695
                                         --------   --------    --------

Taxable income                           $360,607   $347,995    $330,990
                                         ========   ========    ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1996, is as follows:

Partners' equity per financial
  statements                                                  $2,528,854

Issue costs of Limited Partnership
  Units capitalized for tax purposes                             637,325

Excess tax depreciation                                         (135,068)

Other                                                                235
                                                              ----------
Net worth for tax purposes                                    $3,031,346
                                                              ==========

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1996 were as follows:

                                                        Weighted        Number of
                                   Distributions         Average          Units
                                    per Limited         Number of       Outstanding
                                     Partnership          Units        at the End of
Quarter Ended                          Unit            Outstanding        Quarter
                                 ------------------  ---------------  ---------------
September 30, 1993                          $ 8.95            8,751            8,751
December 31, 1993                            16.00            8,751            8,751
March 31, 1994                                8.91            8,751            8,751
June 30, 1994                                13.15            8,751            8,751
September 30, 1994                           11.69            8,751            8,751
                                            ------
  Total paid in 1994                        $58.70
                                            ======

December 31, 1994                           $11.70            8,751            8,751
March 31, 1995                               10.90            8,751            8,751
June 30, 1995                                10.47            8,751            8,751
September 30, 1995                           12.63            8,751            8,751
                                            ------
  Total paid in 1995                        $45.70
                                            ======

December 31, 1995                           $11.46            8,751            8,751
March 31, 1996                               10.68            8,751            8,751
June 30, 1996                                10.21            8,751            8,751
September 30, 1996                           12.47            8,751            8,751
                                            ------
  Total paid in 1996                        $44.82
                                            ======

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1996 amounted to $12.63 per Limited Partnership Unit and were paid January 31, 1997.

                                    PART III


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name                          Title                                             Age
----                          -----                                             ---
Kevin K. Moriarty             Director, Chairman and Chief Executive Officer     50

Paul W. Hitzelberger          Executive Vice President, Brand Strategy and
                               Franchise Relations/Development                   52

Robert Terrano                Executive Vice President and
                               Chief Financial Officer                           41

James D. Stoops               Executive Vice President, Operations               44

Janet D. Simmons              Senior Vice President, Purchasing                  40

Michael L. Annis              Vice President, Secretary and General Counsel      50

C. Douglas Mitchell           Vice President and Corporate Controller            46

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1997.

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

      During 1996, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

      (1) The General Partner earned $3,654 as its one percent share of the net income of the Registrant.

      (2) The General Partner received $3,959 in distributions relating to its one percent interest in the Registrant.

(b) During 1996, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1996 for any amount in excess of $60,000.

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

(b)   No reports on Form 8-K were filed during the last quarter of 1996.

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



                                          DEL TACO RESTAURANT PROPERTIES I
                                          a California limited partnership
                                          Registrant

                                          Del Taco, Inc.
                                          General Partner



Date March 07, 1997                       Kevin K. Moriarty
     --------------                       -----------------
                                          Kevin K. Moriarty
                                          Director, Chairman and Chief
                                          Executive Officer



Date March 07, 1997                       Michael L. Annis
     --------------                       ----------------
                                          Michael L. Annis
                                          Vice President, Secretary and
                                          General Counsel




Date March 07, 1997                       Robert J. Terrano
     --------------                       -----------------
                                          Robert J. Terrano
                                          Executive Vice President and
                                          Chief Financial Officer




Date March 07, 1997                       C. Douglas Mitchell
     --------------                       -------------------
                                          C. Douglas Mitchell
                                          Vice President and Corporate
                                          Controller