Form 10-Q
period 1997-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 1997-07-31
CIK 711213

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 1997
                                    --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                                -------------------     -------------------

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

================================================================================

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
------------------------------                             -----------
Item 1.  Financial Statements and Supplementary Data

Balance Sheets at June 30, 1997 (Unaudited) and
     December 31, 1996                                           3

Statements of Income for the three and six months ended
     June 30, 1997 and 1996 (Unaudited)                          4

Statements of Cash Flows for the six months ended
     June 30, 1997 and 1996 (Unaudited)                          5

Notes to Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                      12
----------

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS



                                                   JUNE 30          December 31
                                                     1997               1996
                                                  -----------       -----------
                                                  (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                             $  115,282         $  130,996
  Receivable from General Partner (Note 4)             43,986             38,478
  Deposits                                                600                600
                                                   ----------         ----------
    Total current assets                              159,868            170,074
                                                   ----------         ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                             1,852,482          1,852,482
  Buildings and improvements                        1,013,134          1,013,134
  Machinery and equipment                           1,136,026          1,136,026
                                                   ----------         ----------
                                                    4,001,642          4,001,642
  Less--accumulated depreciation                    1,650,429          1,628,543
                                                   ----------         ----------
                                                    2,351,213          2,373,099
                                                   ----------         ----------

                                                   $2,511,081         $2,543,173
                                                   ==========         ==========


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                      $   11,359         $   11,319
  Accounts payable                                      1,146              3,000
                                                   ----------         ----------
     Total current liabilities                         12,505             14,319
                                                   ----------         ----------

PARTNERS' EQUITY
  Limited Partners                                  2,233,604          2,263,579
  General Partner-Del Taco, Inc.                      264,972            265,275
                                                   ----------         ----------
                                                    2,498,576          2,528,854
                                                   ----------         ----------

                                                   $2,511,081         $2,543,173
                                                   ==========         ==========



                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                                   (UNAUDITED)
                                   -----------

                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30                            JUNE 30
                                       1997             1996             1997             1996
                                     --------         --------         --------         --------
REVENUES:
  Rent (Notes 3 and 4)               $122,154         $111,986         $233,071         $213,969
  Interest                                757              489            1,781            1,118
  Other                                   400              200              475              350
                                     --------         --------         --------         --------
                                      123,311          112,675          235,327          215,437
                                     --------         --------         --------         --------

EXPENSES:
  General and administrative            8,760            9,260           29,567           29,315
  Depreciation                         10,943           10,942           21,886           21,885
                                     --------         --------         --------         --------
                                       19,703           20,202           51,453           51,200
                                     --------         --------         --------         --------

Net income                           $103,608         $ 92,473         $183,874         $164,237
                                     ========         ========         ========         ========

Net income per Limited
  Partnership Unit (Note 2)          $  11.72         $  10.46         $  20.80         $  18.58
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

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                           1997               1996
                                                        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $ 183,874          $ 164,237
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                           21,886             21,885
    Increase in payable to Limited
     Partners                                                  40              1,508
    Decrease in receivable from
     General Partner                                       (5,508)              (587)
    Decrease in accounts payable                           (1,854)              (907)
                                                        ---------          ---------

      Net cash provided by operating activities           198,438            186,136


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                          (214,152)          (195,669)
                                                        ---------          ---------

Net decrease in cash                                      (15,714)            (9,533)

Beginning cash balance                                    130,996            115,012
                                                        ---------          ---------

Ending cash balance                                     $ 115,282          $ 105,479
                                                        =========          =========








                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 1997
                                  -------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1997, the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996 have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented, which amounted to 8,751 in 1997 and 1996.

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT - (CONTINUED)

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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of June 30, 1997 and 1996, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.).

For the three months ended June 30, 1997, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $867,749 and net income of $29,141 as compared to $799,554 and $11,196 respectively, for the corresponding period in 1996. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $150,201 as compared with $133,663 during the same period in 1996.

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------


NOTE 3 - LEASING ACTIVITIES - (CONTINUED)

For the six months ended June 30, 1997, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,658,449 and net income of $50,973 as compared to $1,525,176 and $13,561 respectively, for the corresponding period in 1996. For the six months ended June 30, 1997 the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $283,809 as compared with $257,899 during the same period in 1996.

For the three months, and six months ended June 30, 1997, the Elkhorn Boulevard restaurant in Sacramento, California reported net losses of $5,394 and $9,960 as compared to net losses of $3,655 and $8,215 respectively, for the corresponding period in 1996.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent receivable was collected on July 10, 1997.

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

NOTE 5 - DISTRIBUTIONS

On July 12, 1997, a distribution to the Limited Partners of $97,934 or approximately $11.19 per Limited Partnership Unit, was approved. Such distribution was paid on July 23, 1997. The General Partner also received a distribution of $989 with respect to its 1% partnership interest.

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

Results of Operations
---------------------

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended June 30, rental revenues increased from $111,986 in 1996 to $122,154 in 1997. For the six months ended June 30, rental revenues increased from $213,969 in 1996 to $233,071 in 1997. Such increases in rental revenue are directly attributable to increases in sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:


                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30                          JUNE 30
                                             1997            1996              1997              1996
                                             ----            ----              ----              ----
Riverside Avenue, Rialto, CA              $ 20,553         $ 16,365         $ 38,123         $ 30,567

Elden Avenue, Moreno Valley, CA             19,430           18,695           36,772           35,560

Foothill Boulevard, La Verne, CA            26,105           24,721           50,879           47,655

Baseline & Archibald, Rancho                18,024           16,040           34,057           30,948
  Cucamonga, CA

Elkhorn Boulevard, Sacramento, CA           12,380           11,374           22,954           21,844

Haven Avenue, Rancho                        25,662           24,791           50,286           47,395
                                          --------         --------         --------         --------
  Cucamonga, CA

          Total                           $122,154         $111,986         $233,071         $213,969
                                          ========         ========         ========         ========


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:



                                                Percentage of Total
                                          General & Administrative Expense
                                          --------------------------------
                                                  Six Months Ended
                                                       June 30
                                           1997                     1996
                                          -------                  -------
Accounting fees                            61.96%                   53.04%
Distribution of
  information to
  Limited Partners                         35.33                    42.96
Other                                       2.71                     4.00
                                          ------                   ------
                                          100.00%                  100.00%

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses decreased from $9,260 in 1996 to $8,760 in 1997. For the six months ended June 30, general and administrative expenses increased from $29,315 in 1996 to $29,567 in 1997. For the three months ended June 30, the Registrant incurred depreciation expense in the amount of $10,942 in 1996 and $10,943 in 1997. The Registrant incurred depreciation expense of $21,885 and $21,886 for six months ended June 30, 1996 and 1997,respectively.

For the three months ended June 30, revenues increased by $10,636 while expenses decreased by $499 resulting in an increase in net income from $92,473 in 1996 to $103,608 in 1997. For the six months ended June 30, revenues increased by $19,890 while expenses increased by $253 resulting in an increase in Registrant's net income from $164,237 for the six months ended June 30, 1996 to $183,874 for the corresponding period in 1997.

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


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(b)      No reports on Form 8-K were filed during the six months ended
         June 30, 1997.

27       Financial Data Schedule.

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


                                        DEL TACO RESTAURANT PROPERTIES I
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  July 30, 1997                    /s/ Robert J. Terrano
                                        ----------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  July 30, 1997                    /s/ C. Douglas Mitchell
                                        ----------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller