Form 10-Q
period 1997-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 1997-11-07
CIK 711213

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                    -------------------
                                          OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I

PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
Item 1.  Financial Statements and Supplementary Data

Balance Sheets at September 30, 1997 (Unaudited) and
     December 31, 1996                                            3

Statements of Income for the three and nine months ended
     September 30, 1997 and 1996 (Unaudited)                      4

Statements of Cash Flows for the nine months ended
     September 30, 1997 and 1996 (Unaudited)                      5

Notes to Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                       12


                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                                              September 30   December 31
                                                                  1997          1996
                                                               ----------    ----------
                                                              (Unaudited)
                                        ASSETS
CURRENT ASSETS:
  Cash                                                           $139,752      $130,996
  Receivable from General Partner (Note 4)                         44,442        38,478
  Deposits                                                            600           600
                                                               ----------    ----------
    Total current assets                                          184,794       170,074
                                                               ----------    ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                         1,852,482     1,852,482
  Buildings and improvements                                    1,013,134     1,013,134
  Machinery and equipment                                       1,136,026     1,136,026
                                                               ----------    ----------
                                                                4,001,642     4,001,642
  Less--accumulated depreciation                                1,661,372     1,628,543
                                                               ----------    ----------
                                                                2,340,270     2,373,099
                                                               ----------    ----------

                                                               $2,525,064    $2,543,173
                                                               ==========    ==========

                           LIABILITIES AND PARTNERS' EQUITY


CURRENT LIABILITIES:
  Payable to Limited Partners                                     $12,204       $11,319
  Accounts payable                                                  1,633         3,000
                                                               ----------    ----------
     Total current liabilities                                     13,837        14,319
                                                               ----------    ----------

PARTNERS' EQUITY
  Limited Partners                                              2,246,128     2,263,579
  General Partner-Del Taco, Inc.                                  265,099       265,275
                                                               ----------    ----------
                                                                2,511,227     2,528,854
                                                               ----------    ----------

                                                               $2,525,064    $2,543,173
                                                               ==========    ==========

                             The accompanying notes are an
                       integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30           SEPTEMBER 30
                                  1997        1996        1997        1996
                                --------    --------   ---------    --------
REVENUES:
  Rent (Notes 3 and 4)          $126,241    $120,783    $359,312    $334,752
  Interest                           814         705       2,595       1,823
  Other                            1,125          25       1,600         375
                                --------    --------    --------    --------
                                 128,180     121,513     363,507     336,950
                                --------    --------    --------    --------

EXPENSES:
  General and administrative       5,664       9,705      35,231      39,020
  Depreciation                    10,943      10,944      32,829      32,829
                                --------    --------    --------    --------
                                  16,607      20,649      68,060      71,849
                                --------    --------    --------    --------

Net income                      $111,573    $100,864    $295,447    $265,101
                                ========    ========    ========    ========

Net income per Limited
  Partnership Unit (Note 2)       $12.62      $11.41      $33.42      $29.99
                                ========    ========    ========    ========


                     The accompanying notes are an integral
                      part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                      1997         1996
                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                         $295,447      $265,101
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      32,829        32,829
    Increase in payable to Limited Partners              885         2,265
    Increase in receivable from
     General Partner                                  (5,964)       (1,135)
    Decrease in accounts payable                      (1,366)         (355)
                                                   ---------     ---------

      Net cash provided by operating activities      321,831       298,705


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                     (313,075)     (285,678)
                                                   ---------     ---------

Net increase in cash                                   8,756        13,027

Beginning cash balance                               130,996       115,012
                                                   ---------     ---------

Ending cash balance                                 $139,752      $128,039
                                                   =========     =========



                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1997, the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996 have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997


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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of September 30, 1997 and 1996, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

For the three months ended September 30, 1997, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $891,056 and net income of $36,149 as compared to $866,137 and $36,213 respectively, for the corresponding period in 1996. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $160,958 as compared with $140,410 during the same period in 1996.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997


NOTE 3 - LEASING ACTIVITIES - (Continued)

For the nine months ended September 30, 1997, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $2,549,509 and net income of $87,122 as compared to $2,391,303 and $49,774 respectively, for the corresponding period in 1996. For the nine months ended September 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $444,767 as compared with $398,309 during the same period in 1996.

For the three months and nine months ended September 30, 1997, the Elkhorn Boulevard restaurant in Sacramento, California reported net losses of $2,619 and $12,579 as compared to net losses of $3,710 and $11,925 respectively, for the corresponding period in 1996.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent receivable was collected on October 11, 1997.

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

NOTE 5 - DISTRIBUTIONS

On October 15, 1997, a distribution to the Limited Partners of $121,323 or approximately $13.87 per Limited Partnership Unit, was approved. Such distribution was paid on October 16, 1997. The General Partner also received a distribution of $1,225 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended September 30, rental revenues increased from $120,783 in 1996 to $126,241 in 1997. For the nine months ended September 30, rental revenues increased from $334,752 in 1996 to $359,312 in 1997. Such changes in rental revenue are directly attributable to changes in sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30                 SEPTEMBER 30
                                                   1997          1996           1997           1996
                                                   ----          ----           ----           ----
Riverside Avenue, Rialto, CA                     $ 21,458      $ 18,471        $ 59,580      $ 49,038

Elden Avenue, Moreno Valley, CA                    18,588        19,092          55,331        54,651

Foothill Boulevard, La Verne, CA                   26,865        26,481          77,744        74,136

Baseline & Archibald, Rancho                       19,315        16,847          53,372        47,797
  Cucamonga, CA

Elkhorn Boulevard, Sacramento, CA                  12,957        12,153          35,911        33,997

Haven Avenue, Rancho                               27,088        27,739          77,374        75,133
   Cucamonga, CA                                  -------       -------         -------       -------

       Total                                     $126,241      $120,783        $359,312      $334,752
                                                  =======       =======         =======       =======


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                      Percentage of Total
                                                 General & Administrative Expense
                                                        Nine Months Ended
                                                           September 30
                                                        1997           1996
                                                        ----           ----
Accounting fees                                         40.62%        39.85%
Distribution of
  information to
  Limited Partners                                      57.11         57.15
Other                                                    2.27          3.00
                                                       ------        ------
                                                       100.00%       100.00%

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses decreased from $9,705 in 1996 to $5,664 in 1997. The quarter ended September 30, 1996 included printing costs for new checks, envelopes and stationary. For the nine months ended September 30, general and administrative expenses decreased from $39,020 in 1996 to $35,231 in 1997. For the three months ended September 30, the Registrant incurred depreciation expense in the amount of $10,943 in 1997 and $10,944 in 1996. The Registrant incurred depreciation expense of $32,829 for nine months ended September 30, 1997 and 1996,respectively.

For the three months ended September 30, revenues increased by $6,667 while expenses decreased by $4,042 resulting in an increase in net income from $100,864 in 1996 to $111,573 in 1997. For the nine months ended September 30, revenues increased by $26,557 while expenses decreased by $3,789 resulting in an increase in the Registrant's net income from $265,101 for the nine months ended September 30, 1996 to $295,447 for the corresponding period in 1997.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1997.

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


                                            DEL TACO RESTAURANT PROPERTIES I
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  October 30, 1997                     /s/ Robert J. Terrano
                                            ---------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  October 30, 1997                     /s/ C. Douglas Mitchell
                                            -----------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller