Form 10-K
period 1997-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 1998-03-17
CIK 711213

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 2-80930

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

ITEM 2. PROPERTIES

The Registrant has acquired six Properties with proceeds obtained from the sale of Limited Partnership Units:

                                                                                      Date of
                                            Date of            Restaurant             Commencement
Address              City, State            Acquisition        Constructed            of Operation(1)
-------              -----------            -----------        -----------            ----------------

Riverside Avenue     Rialto, CA             September 28,      60 seat with drive     February 12, 1985
                                            1984               through service
                                                               window
Elden                Moreno Valley, CA      March 8, 1985      60 seat with drive     June 30,
Avenue                                                         through service        1985
                                                               window
Foothill Boulevard   La Verne, CA           April 16, 1985     60 seat with drive     November 6,
                                                               through service        1985
                                                               window
Baseline &           Rancho Cucamonga, CA   July 10, 1985      60 seat with drive     November 26, 1985
Archibald                                                      through service
                                                               window
Elkhorn Boulevard    Sacramento, CA         August 22, 1985    60 seat with drive     January 15,
                                                               through service        1986
                                                               window
Haven                Rancho Cucamonga, CA   September 20,      60 seat with drive     February 14, 1986
Avenue                                      1985               through service
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

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 8,751 ($4,375,500) Limited Partnership Units during the offering period ended March 20, 1984 and currently has 992 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA


                                                    For the Year Ended December 31,
                               1997             1996             1995             1994             1993
                            ----------       ----------       ----------       ----------       ----------

Rental Revenue              $  487,280       $  452,203       $  436,262       $  420,245       $  421,178

Interest and                     5,109            2,902            2,729            2,729            3,281
 other income

Net income                     403,356          365,387          275,020          222,295          233,111

Net income
 per limited
 Partnership
 Unit(1)                         45.63            41.34            31.11            25.15            26.37

Cash Distributions
 per Limited
 Partnership
 Unit(2)(3)(4)(5)(6)             49.28            44.82            45.70            58.70            18.49

Total Assets                 2,515,808        2,543,173        2,569,140        2,700,433        2,993,046

Long-term
 Obligations                      None             None             None             None             None

(1) The net income per Limited Partnership Unit was calculated based upon 8,751 weighted average Units outstanding for all years presented.

(2) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $24.95 and were paid January 31, 1994 and February 2, 1994, respectively.

(3) Cash distributions for the quarter ended December 31, 1994 amounted to $11.70 per Limited Partnership Unit and were paid January 17, 1995. Five distributions were disbursed during the year ended December 31, 1994.

(4) Cash distributions for the quarter ended December 31, 1995 amounted to $11.46 per Limited Partnership Unit and were paid January 15, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(5) Cash distributions for the quarter ended December 31, 1996 amounted to $12.63 per Limited Partnership Unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

(6) Cash distributions for the quarter ended December 31, 1997 amounted to $11.59 per Limited Partnership Unit and were paid January 31, 1998. Four distributions were disbursed during the year ended December 31, 1997.

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

Since the six restaurants owned by the Registrant opened, cash flow from lease payments received from Del Taco, the Registrant's General Partner, which leases all six restaurants, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.) has provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco (and, as to one of the Properties, Del Taco's sub-lessee) under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

The Registrant owns six Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants to Del Taco franchisees, one of which is affiliated with Del Taco). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenues of $487,280 for the year ended December 31, 1997, representing an increase from the rental revenues of $452,203 in 1996. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the year:


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                     1997           1996           1995
                                                 ------------   ------------   ------------

Riverside Avenue, Rialto, CA                     $     80,255   $     67,599   $     59,914

Elden Avenue, Moreno Valley, CA                        73,557         72,988         79,859

Foothill Boulevard, La Verne, CA                      105,677        100,030         90,283

Baseline & Archibald, Rancho Cucamonga, CA             73,553         64,636         61,958

Elkhorn Boulevard, Sacramento, CA                      49,752         45,528         46,339

Haven Avenue, Rancho Cucamonga, CA                    104,486        101,422         97,909
                                                 ------------   ------------   ------------
           Total                                 $    487,280   $    452,203   $    436,262
                                                 ============   ============   ============

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses, of items included in the Registrant's Statements of Income:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                                 Year Ended December 31,
                             1997          1996          1995
                            -----         -----         -----

Accounting fees             32.70%        36.02%        35.17%
Distribution of
 information to
 Limited Partners           65.53         61.43         62.35
Legal fees                     --            --         -0.76
Other                        1.77          2.55          3.24
                           ------        ------        ------
                           100.00%       100.00%       100.00%
                           ======        ======        ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the year ended December 31, general and administrative expenses decreased from $45,943 in 1996 to $45,261 in 1997 reflecting lower costs for accounting and distribution of information to the limited Partners.

The Registrant incurred depreciation expense in the amount of $43,772 for the year ended December 31, 1997, $43,775 for the year ended December 31, 1996 and $121,530 for the year ended December 31, 1995. Depreciation expense decreased because signs and equipment became fully depreciated during 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

Management does not believe the operations of the Company will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the Company's operations, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS

PART I. INFORMATION


                                   INDEX                   PAGE NUMBER
                                   -----                   -----------

Report of Independent Public Accountants                       10

Balance Sheets at December 31, 1997 and 1996                   11

Statements of Income for the years ended
  December 31, 1997, 1996 and 1995                             12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1997                      13

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                             14

Notes to Financial Statements                                 15-19

                        [ARTHUR ANDERSEN LLP LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  Del Taco Restaurant Properties, I:

We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for each of three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 1997 and 1996, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ ARTHUR ANDERSEN LLP
                                        ------------------------
                                          ARTHUR ANDERSEN LLP


Orange County, California
February 10, 1998

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                                                         DECEMBER 31,
                                                                     1997             1996
                                                                 ------------     ------------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                           $    143,280     $    130,996
  Receivable from Del Taco, Inc. (Note 5)                              42,601           38,478
  Deposits                                                                600              600
                                                                 ------------     ------------
     Total current assets                                             186,481          170,074
                                                                 ------------     ------------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                                             1,852,482        1,852,482
  Buildings and improvements                                        1,013,134        1,013,134
  Machinery and equipment                                           1,136,026        1,136,026
                                                                 ------------     ------------
                                                                    4,001,642        4,001,642
    Less: accumulated depreciation                                  1,672,315        1,628,543
                                                                 ------------     ------------
                                                                    2,329,327        2,373,099
                                                                 ------------     ------------

                                                                 $  2,515,808     $  2,543,173
                                                                 ============     ============


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                    $     12,690     $     11,319
  Accounts Payable                                                      6,531            3,000
                                                                 ------------     ------------
     Total current liabilities                                         19,221           14,319
                                                                 ------------     ------------

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                                  2,231,634        2,263,579
  General Partner - Del Taco, Inc.                                    264,953          265,275
                                                                 ------------     ------------
                                                                    2,496,587        2,528,854
                                                                 ------------     ------------

                                                                 $  2,515,808     $  2,543,173
                                                                 ============     ============


                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME


                                                   YEAR ENDED
                                                  DECEMBER 31,
                                       1997           1996           1995
                                   ------------   ------------   ------------

REVENUES:
  Rent (Note 4)                    $    487,280   $    452,203   $    436,262
  Interest                                3,359          2,265          2,279
  Other                                   1,750            637            450
                                   ------------   ------------   ------------
                                        492,389        455,105        438,991
                                   ------------   ------------   ------------
EXPENSES:
  General and administrative             45,261         45,943         42,441
  Depreciation                           43,772         43,775        121,530
                                   ------------   ------------   ------------
                                         89,033         89,718        163,971
                                   ------------   ------------   ------------

Net Income                         $    403,356   $    365,387   $    275,020
                                   ============   ============   ============

Net Income per Limited
  Partnership Unit (Note 1)        $      45.63   $      41.34   $      31.11
                                   ============   ============   ============


                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1997


                                                Limited Partners
                                        ------------------------------          General
                                           Units              Amount            Partner             Total
                                        -----------        -----------        -----------        -----------

Balance, December 31, 1994                    8,751        $ 2,421,394        $   266,869        $ 2,688,263
  Net income                                                   272,270              2,750            275,020
  Cash distributions (Note 7)                                 (399,909)            (4,039)          (403,948)
                                        -----------        -------------------------------------------------

Balance, December 31, 1995                    8,751          2,293,755            265,580          2,559,335
  Net income                                                   361,733              3,654            365,387
  Cash distributions (Note 7)                                 (391,909)            (3,959)          (395,868)
                                        -----------        -------------------------------------------------

Balance, December 31, 1996                    8,751          2,263,579            265,275          2,528,854
  Net income                                                   399,322              4,034            403,356
  Cash distributions (Note 7)                                 (431,267)            (4,356)          (435,623)
                                        -----------        -------------------------------------------------

Balance, December 31, 1997                    8,751        $ 2,231,634        $   264,953        $ 2,496,587
                                        ===========        =================================================


                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS


                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                 1997              1996               1995
                                             ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                   $    403,356     $    365,387     $    275,020
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
    Depreciation                                   43,772           43,775          121,530
    Increase (decrease) in payable to
     Limited Partners                               1,371            2,421           (3,272)
    (Increase) decrease in receivable
     from General Partner                          (4,123)          (1,824)           4,056
    Increase in accounts
     payable                                        3,531            2,093              906
                                             ------------     ------------     ------------

     Net cash provided by operating
      activities                                  447,907          411,852          398,240


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                   (435,623)        (395,868)        (403,948)
                                             ------------     ------------     ------------

Net increase (decrease) in cash                    12,284           15,984           (5,708)

Beginning cash balance                            130,996          115,012          120,720
                                             ------------     ------------     ------------

Ending cash balance                          $    143,280     $    130,996     $    115,012
                                             ============     ============     ============


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         (CONTINUED)

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a site acquisition and development fee in an amount equal to the lesser of five percent of the cost of the related property or $30,000. The fee shall be for service rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. No site acquisition and development fees were paid in 1997, 1996 and 1995.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of December 31, 1997, 1996 and 1995, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The five restaurants operated by or affiliated with Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $3,447,723, $3,229,726, and $3,119,197 and unaudited net income of $149,010, $77,336 and
$75,564 for the years ended December 31, 1997, 1996 and 1995, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $612,943, $538,632 and $516,320 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Elkhorn Boulevard restaurant in Sacramento, California had unaudited net losses of $13,302, $18,566 and $10,633 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1997. The rent receivable was collected on January 17, 1998.

The General Partner received $4,356 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1997.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 5 - RELATED PARTIES (Continued)

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                            1997              1996             1995
                                          ---------        ---------        ---------

Net income per financial statements       $ 403,356        $ 365,387        $ 275,020

Excess book depreciation                     (2,265)          (4,780)          72,975
                                          ---------        ---------        ---------

Taxable income                            $ 401,091        $ 360,607        $ 347,995
                                          =========        =========        =========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1997, is as follows:

Partners' equity per financial
  statements                                 $2,496,587

Issue costs of Limited Partnership
  Units capitalized for tax purposes            637,325

Excess tax depreciation                        (137,333)

Other                                               235
                                             ----------
Net worth for tax purposes                   $2,996,814
                                             ==========

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1997 were as follows:

                                                    Weighted         Number of
                                                     Average            Units
                        Distributions per           Number of        Outstanding
                       Limited Partnership            Units          at the End
 Quarter Ended                Unit                Outstanding        of Quarter
 -------------         -------------------        -----------        -----------

December 31, 1994           $ 11.70                  8,751              8,751
March 31, 1995                10.90                  8,751              8,751
June 30, 1995                 10.47                  8,751              8,751
September 30, 1995            12.63                  8,751              8,751
                            -------
  Total paid in 1995        $ 45.70
                            =======

December 31, 1995           $ 11.46                  8,751              8,751
March 31, 1996                10.68                  8,751              8,751
June 30, 1996                 10.21                  8,751              8,751
September 30, 1996            12.47                  8,751              8,751
                            -------
  Total paid in 1996        $ 44.82
                            =======

December 31, 1996           $ 12.63                  8,751              8,751
March 31, 1997                11.59                  8,751              8,751
June 30, 1997                 11.19                  8,751              8,751
September 30, 1997            13.87                  8,751              8,751
                            -------
  Total paid in 1997        $ 49.28
                            =======

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1997 amounted to $11.59 per Limited Partnership Unit and were paid January 31, 1998.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                         Title                                          Age
----                         -----                                          ---

Kevin K. Moriarty            Director, Chairman and Chief Executive Officer  51

Paul W. Hitzelberger         Executive Vice President, Brand Strategy and
                                Franchise Relations/Development              53

Robert Terrano               Executive Vice President and
                               Chief Financial Officer                       42

James D. Stoops              Executive Vice President, Operations            45

Janet D. Simmons             Senior Vice President, Purchasing               41

Michael L. Annis             Vice President, Secretary and General Counsel   51

C. Douglas Mitchell          Vice President and Corporate Controller         47


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1998.

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

      During 1997, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

      (1) The General Partner earned $4,034 as its one percent share of the net income of the Registrant.

      (2) The General Partner received $4,356 in distributions relating to its one percent interest in the Registrant.

(b) During 1997, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1997 for any amount in excess of $60,000.

(d)   Not applicable.

                                     PART IV


ITEM 14(a)(1) AND (2). EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
                       FORM 8-K


      Financial statement schedules:

            Schedule III - Real Estate and Accumulated Depreciation

      Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.


(b)   No reports on Form 8-K were filed during the last quarter of 1997.

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

                           DEL TACO I - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                                                     Cost capitalized                    Gross amount at
                                                  Initial cost        subsequent to                      which carried at
                                                   to company          acquisition                      close of period
         Description           Encumbrances      ------------------------------------------------------------------------
                                                    Buildings                                            Buildings & land
      (All Restaurants)                               & land             Improve-          Carrying        improvements
                                                  improvements            ments              costs            Total
-------------------------------------------------------------------------------------------------------------------------
Rialto,  CA                      $  --           $   274,837           $   150,310       $  --              $ 425,147
Moreno Valley, CA                   --               353,557               193,362          --                546,919
La Verne, CA                        --               452,423               247,433          --                699,856
Rancho Cucamonga, CA                --               293,817               160,690          --                454,507
Sacramento, CA                      --               260,516               142,478          --                402,994
Rancho Cucamonga, CA                --               217,332               118,861                            336,193
                               ------------------------------------------------------------------------------------------
                                 $  --           $ 1,852,482           $ 1,013,134       $  --             $ 2,865,616
                               ==========================================================================================




                                                                               Life on which
         Description           Accumulated         Date of         Date     depreciation in latest
                               depreciation     construction     acquired      income statement
      (All Restaurants)                                                          is computed

--------------------------------------------------------------------------------------------------
Victorville,  CA                 $ 79,565            1984           1984       20 (LI), 35 (BI)
Colton, CA                        102,354            1985           1985       20 (LI), 35 (BI)
Palmdale, CA                      130,975            1985           1985       20 (LI), 35 (BI)
Pedley, CA                         85,059            1985           1985       20 (LI), 35 (BI)
Thousand Palms, CA                 75,419            1985           1985       20 (LI), 35 (BI)
                                   62,917            1985           1985       20 (LI), 35 (BI)
                               ----------
                                 $536,289
                               ==========



                                                                Accumulated
                                           Restaurants          Depreciation
                                          ------------          ------------
                                                                        --
Balances at December 31, 1994:            $  2,865,616          $    404,973
   Acquisitions                                   --                  43,772
   Sales                                          --                    --
                                          ----------------------------------
Balances at December 31, 1995:               2,865,616               448,745
   Acquisitions                                   --                  43,772
   Sales                                          --                    --
                                          ----------------------------------
Balances at December 31, 1996:               2,865,616               492,517
   Acquisitions                                   --                  43,772
   Sales                                          --                    --
                                          ----------------------------------
Balances at December 31, 1997:            $  2,865,616          $    536,289
                                          ==================================

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



Date March 07, 1998                         Kevin K. Moriarty
     --------------                         -----------------
                                            Kevin K. Moriarty
                                            Director, Chairman and Chief
                                            Executive Officer



Date March 07, 1998                         Michael L. Annis
     --------------                         ----------------
                                            Michael L. Annis
                                            Vice President, Secretary and
                                            General Counsel




Date March 07, 1998                         Robert J. Terrano
     --------------                         -----------------
                                            Robert J. Terrano
                                            Executive Vice President and
                                            Chief Financial Officer




Date March 07, 1998                         C. Douglas Mitchell
     --------------                         -------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller