Form 10-Q
period 1998-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 1998-05-06
CIK 711213

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,                  MARCH 31, 1998

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1998 (Unaudited) and
     December 31, 1997                                           3

Statements of Income for the three months ended
     March 31, 1998 and 1997 (Unaudited)                         4

Statements of Cash Flows for the three months ended
     March 31, 1998 and 1997 (Unaudited)                         5

Notes to Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                      12

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                                                 MARCH 31,         December 31,
                                                                   1998               1997
                                                                -----------        ------------
                                                                (UNAUDITED)
                                        ASSETS
CURRENT ASSETS:
  Cash                                                          $  113,304         $  143,280
  Receivable from General Partner (Note 4)                          43,346             42,601
  Deposits                                                             600                600
                                                                ----------         ----------
    Total current assets                                           157,250            186,481
                                                                ----------         ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                          1,852,482          1,852,482
  Buildings and improvements                                     1,013,134          1,013,134
  Machinery and equipment                                        1,136,026          1,136,026
                                                                ----------         ----------
                                                                 4,001,642          4,001,642
  Less--accumulated depreciation                                 1,683,258          1,672,315
                                                                ----------         ----------
                                                                 2,318,384          2,329,327
                                                                ----------         ----------

                                                                $2,475,634         $2,515,808
                                                                ==========         ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                   $   12,690         $   12,690
  Accounts payable                                                   3,101              6,531
                                                                ----------         ----------
     Total current liabilities                                      15,791             19,221
                                                                ----------         ----------

PARTNERS' EQUITY:
  Limited Partners                                               2,195,257          2,231,634
  General Partner-Del Taco, Inc.                                   264,586            264,953
                                                                ----------         ----------
                                                                 2,459,843          2,496,587
                                                                ----------         ----------

                                                                $2,475,634         $2,515,808
                                                                ==========         ==========

                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    1998                 1997
                                                                  ----------------------------
REVENUES:
  Rent (Notes 3 and 4)                                            $119,375            $110,917
  Interest                                                             612               1,024
  Other                                                                449                  75
                                                                  --------            --------
                                                                   120,436             112,016
                                                                  --------            --------

EXPENSES:
  General and administrative                                        20,647              20,807
  Depreciation                                                      10,943              10,943
                                                                  --------            --------
                                                                    31,590              31,750
                                                                  --------            --------

Net income                                                        $ 88,846            $ 80,266
                                                                  ========            ========

Net income per Limited
  Partnership Unit (Note 2)                                       $  10.05            $   9.08
                                                                  ========            ========


                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    1998               1997
                                                                  --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $ 88,846          $  80,266
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                    10,943             10,943
    Increase in receivable from General Partner                       (745)            (4,319)
    Increase (decrease) in accounts payable                         (3,430)             1,265
                                                                  --------           --------

      Net cash provided by operating activities                     95,614             88,155


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                                   (125,590)          (111,677)
                                                                  --------           --------

Net decrease in cash                                               (29,976)           (23,522)

Beginning cash balance                                             143,280            130,996
                                                                  --------           --------

Ending cash balance                                               $113,304           $107,474
                                                                  ========           ========

                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1998, the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented, which amounted to 8,751 in 1998 and 1997.

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

                        DEL TACO RESTAURANT PROPERTIES I

                                 MARCH 31, 1998


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of March 31, 1998 and 1997, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

For the three months ended March 31, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $836,260 and net income of $30,700 as compared to $790,700 and $21,832 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $158,530 as compared with $133,608 during the same period in 1997.

For the three months ended March 31, 1998, the Elkhorn Boulevard restaurant in Sacramento, California reported a net loss of $4,124 as compared to a net loss of $4,566 for the corresponding period in 1997.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent receivable was collected on April 10, 1998.

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

                        DEL TACO RESTAURANT PROPERTIES I

                                 MARCH 31, 1998


NOTE 5 - DISTRIBUTIONS

On April 10, 1998, a distribution to the Limited Partners of $94,658, or approximately $10.82 per Limited Partnership Unit, was approved. Such distribution was paid on April 24, 1998. The General Partner also received a distribution of $956 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended March 31, rental revenues increased from $110,917 in 1997 to $119,375 in 1998. Such increases are directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                     1998              1997
                                                                   --------          --------
Riverside Avenue, Rialto, CA                                       $ 19,456          $ 17,570

Elden Avenue, Moreno Valley, CA                                      17,948            17,342

Foothill Boulevard, La Verne, CA                                     25,806            24,774

Baseline & Archibald, Rancho Cucamonga, CA                           19,024            16,033

Elkhorn Boulevard, Sacramento, CA                                    12,014            10,574

Haven Avenue, Rancho Cucamonga, CA                                   25,127            24,624
                                                                   --------          --------

                                    Total                          $119,375          $110,917
                                                                   ========          ========


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                               Percentage of Total
                                         General & Administrative Expense
                                         --------------------------------
                                               Three Months Ended
                                                    March 31
                                              1998           1997
                                              -----          -----
Accounting fees                               69.26%         76.39%
Distribution of
  information to
  Limited Partners                            30.74          23.61
                                             ------         ------

                                             100.00%        100.00%
                                             ======         ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, general and administrative expenses decreased from $20,807 in 1997 to $20,647 in 1998. For the three months ended March 31, the Registrant incurred depreciation expense in the amount of $10,943 in 1998 and 1997.

For the three months ended March 31, revenues increased by $8,420 while expenses decreased by $160 resulting in an increase in net income from $80,266 in 1997 to $88,846 in 1998.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

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


                                            DEL TACO RESTAURANT PROPERTIES I
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  April 30, 1998                       /s/ Robert J. Terrano
                                            -----------------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  April 30, 1998                       /s/ C. Douglas Mitchell
                                            -----------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller