Form 10-Q
period 1998-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 1998-08-10
CIK 711213

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,                   JUNE 30, 1998
                               -----------------------------------------------

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

                                 (949) 462-9300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------


PART I.  FINANCIAL INFORMATION                                             PAGE NUMBER
------------------------------                                             -----------

Item 1.  Financial Statements and Supplementary Data

Balance Sheets at June 30, 1998 (Unaudited) and December 31, 1997               3

Statements of Income for the three and six months ended
     June 30, 1998 and 1997 (Unaudited)                                         4

Statements of Cash Flows for the six months ended
     June 30, 1998 and 1997 (Unaudited)                                         5

Notes to Financial Statements                                                   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          9


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                      11


SIGNATURES                                                                     12
----------

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                                 BALANCE SHEETS
                                 --------------


                                                                  JUNE 30         December 31
                                                                    1998             1997
                                                                -----------       -----------
                                                                          (UNAUDITED)
                                        ASSETS
                                        ------

CURRENT ASSETS:
  Cash                                                          $  144,711         $  143,280
  Receivable from General Partner (Note 4)                          45,062             42,601
  Deposits                                                           1,191                600
                                                                ----------         ----------
    Total current assets                                           190,964            186,481
                                                                ----------         ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                          1,852,482          1,852,482
  Buildings and improvements                                     1,013,134          1,013,134
  Machinery and equipment                                        1,136,026          1,136,026
                                                                ----------         ----------
                                                                 4,001,642          4,001,642
  Less--accumulated depreciation                                 1,694,201          1,672,315
                                                                ----------         ----------
                                                                 2,307,441          2,329,327
                                                                ----------         ----------

                                                                $2,498,405         $2,515,808
                                                                ==========         ==========


                           LIABILITIES AND PARTNERS' EQUITY
                           --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                   $   21,816         $   12,690
  Accounts payable                                                   1,377              6,531
                                                                ----------         ----------
     Total current liabilities                                      23,193             19,221
                                                                ----------         ----------

PARTNERS' EQUITY:
  Limited Partners                                               2,210,473          2,231,634
  General Partner-Del Taco, Inc.                                   264,739            264,953
                                                                ----------         ----------
                                                                 2,475,212          2,496,587
                                                                ----------         ----------

                                                                $2,498,405         $2,515,808
                                                                ==========         ==========



                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                   (UNAUDITED)
                                   -----------


                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                JUNE 30                        JUNE 30
                                        ----------------------         -----------------------
                                          1998          1997             1998           1997
                                        --------      --------         --------       --------
REVENUES:
  Rent (Notes 3 and 4)                  $131,156      $122,154         $250,531       $233,071
  Interest                                   573           757            1,185          1,781
  Other                                      175           400              624            475
                                        --------      --------         --------       --------
                                         131,904       123,311          252,340        235,327
                                        --------      --------         --------       --------

EXPENSES:
  General and administrative               9,977         8,760           30,624         29,567
  Depreciation                            10,943        10,943           21,886         21,886
                                        --------      --------         --------       --------
                                          20,920        19,703           52,510         51,453
                                        --------      --------         --------       --------

Net income                              $110,984      $103,608         $199,830       $183,874
                                        ========      ========         ========       ========

Net income per Limited
  Partnership Unit (Note 2)               $12.56       $ 11.72           $22.61        $ 20.80
                                          ======       =======           ======        =======


                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                  ---------------------------
                                                                    1998               1997
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $199,830          $ 183,874
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                    21,886             21,886
    Increase in deposits                                              (591)                 -
    Increase in payable to limited partners                          9,126                 40
    Increase in receivable from General Partner                     (2,461)            (5,508)
    Decrease in accounts payable                                    (5,154)            (1,854)
                                                                  --------           --------

      Net cash provided by
        operating activities                                       222,636            198,438


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                                   (221,205)          (214,152)
                                                                  --------           --------

Net increase (decrease) in cash                                      1,431            (15,714)

Beginning cash balance                                             143,280            130,996
                                                                  --------           --------

Ending cash balance                                               $144,711           $115,282
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

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1998, the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997 have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of June 30, 1998 and 1997, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

For the three months ended June 30, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $925,165 and net income of $51,211 as compared to $867,749 and $29,141 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $167,803 as compared with $150,201 during the same period in 1997.

For the six months ended June 30, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,761,425 and net income of $81,911 as compared to $1,658,449 and $50,973 respectively, for the corresponding period in 1997. For the six months ended June 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $326,333 as compared with $283,809 during the same period in 1997.

For the three months and six months ended June 30, 1998, the Elkhorn Boulevard restaurant in Sacramento, California reported net losses of $4,600 and $8,724 as compared to net losses of $5,394 and $9,960 respectively, for the corresponding period in 1997.

                        DEL TACO RESTAURANT PROPERTIES I
                        --------------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent receivable was collected on July 10, 1998.

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


NOTE 5 - DISTRIBUTIONS

On July 15, 1998, a distribution to the Limited Partners of $116,715, or approximately $13.34 per Limited Partnership Unit, was approved. Such distribution was paid on August 5, 1998. The General Partner also received a distribution of $1,179 with respect to its 1% partnership interest.

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

Results of Operations
---------------------

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended June 30, rental revenues increased from $122,154 in 1997 to $131,156 in 1998. For the six months ended June 30, rental revenues increased from $233,071 in 1997 to $250,531 in 1998. Such increases are directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30                         JUNE 30
                                              ------------------------        -----------------------
                                                1998            1997            1998           1997
                                              --------        --------        --------       --------
Riverside Avenue, Rialto, CA                    21,562          20,553          41,018         38,123

Elden Avenue, Moreno Valley, CA                 20,667          19,430          38,615         36,772

Foothill Boulevard, La Verne, CA                28,340          26,105          54,146         50,879

Baseline & Archibald, Rancho Cucamonga,         20,136          18,024          39,160         34,057
CA

Elkhorn Boulevard, Sacramento, CA               13,268          12,380          25,283         22,954

Haven Avenue, Rancho Cucamonga, CA              27,183          25,662          52,309         50,286
                                              --------        --------        --------       --------

                            Total             $131,156        $122,154        $250,531       $233,071
                                              ========        ========        ========       ========

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                              Percentage of Total
                                       General & Administrative Expense
                                       --------------------------------
                                               Six Months Ended
                                                    June 30
                                             --------------------
                                              1998          1997
                                             ------        ------
Accounting fees                               68.32%        70.42%
Distribution of information to
  Limited Partners                            31.68         29.58
                                             ------        ------

                                             100.00%       100.00%
                                             ======        ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses increased from $8,760 in 1997 to $9,977 in 1998. For the six months ended June 30, general and administrative expenses increased from $29,567 in 1997 to $30,624 in 1998. General and administrative expenses increased due to increased costs of printing and distribution. For the three months ended June 30, the Registrant incurred depreciation expense in the amount of $10,943 in 1997 and 1998. The Registrant incurred depreciation expense of $21,886 for the six months ended June 30, 1997 and 1998.

For the three months ended June 30, revenues increased by $8,593 while expenses increased by $1,217 resulting in an increase in net income from $103,608 in 1997 to $110,984 in 1998. For the six months ended June 30, revenues increased by $17,013 while expenses increased by $1,057 resulting in an increase in Registrant's net income from $183,874 for the six months ended June 30, 1997 to $199,830 for the corresponding period in 1998.

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

(b) No reports on Form 8-K were filed during the six months ended June 30, 1998.

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


                                            DEL TACO RESTAURANT PROPERTIES I
                                            (a California limited partnership)
                                             Registrant

                                            Del Taco, Inc.
                                            General Partner


Date:  July 31, 1998                        /s/ Robert J. Terrano
                                            ---------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  July 31, 1998                        /s/ C. Douglas Mitchell
                                            -----------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

Exhibit
Number       Description
------       -----------
  27         Financial Data Schedule.