Form 10-Q
period 1998-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 1998-11-06
CIK 711213

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER 30, 1998
                              --------------------------------
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I


PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER
------------------------------                                      -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1998 (Unaudited) and
     December 31, 1997                                                   3

Statements of Income for the three and nine months ended
     September 30, 1998 and 1997 (Unaudited)                             4

Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1997 (Unaudited)                             5

Notes to Financial Statements                                            6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                              12

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                                   SEPTEMBER 30         December 31
                                                       1998                1997
                                                    ----------          ----------
                                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                              $  163,548          $  143,280
  Receivable from General Partner (Note 4)              45,433              42,601
  Deposits                                                 994                 600
                                                    ----------          ----------
    Total current assets                               209,975             186,481
                                                    ----------          ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                              1,852,482           1,852,482
  Buildings and improvements                         1,013,134           1,013,134
  Machinery and equipment                            1,136,026           1,136,026
                                                    ----------          ----------
                                                     4,001,642           4,001,642
  Less--accumulated depreciation                     1,705,144           1,672,315
                                                    ----------          ----------
                                                     2,296,498           2,329,327
                                                    ----------          ----------
                                                    $2,506,473          $2,515,808
                                                    ==========          ==========

                        LIABILITIES AND PARTNERS' EQUITY


CURRENT LIABILITIES:
  Payable to Limited Partners                       $   21,574          $   12,690
  Accounts payable                                       2,683               6,531
                                                    ----------          ----------
     Total current liabilities                          24,257              19,221
                                                    ----------          ----------

PARTNERS' EQUITY:
  Limited Partners                                   2,217,407           2,231,634
  General Partner-Del Taco, Inc.                       264,809             264,953
                                                    ----------          ----------
                                                     2,482,216           2,496,587
                                                    ----------          ----------

                                                    $2,506,473          $2,515,808
                                                    ==========          ==========



                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30                    SEPTEMBER 30
                                      1998            1997            1998            1997
                                    --------        --------        --------        --------
REVENUES:
  Rent (Notes 3 and 4)              $141,492        $126,241        $392,023        $359,312
  Interest                             1,193             814           2,378           2,595
  Other                                  650           1,125           1,274           1,600
                                    --------        --------        --------        --------
                                     143,335         128,180         395,675         363,507
                                    --------        --------        --------        --------

EXPENSES:
  General and administrative           7,498           5,664          38,122          35,231
  Depreciation                        10,943          10,943          32,829          32,829
                                    --------        --------        --------        --------
                                      18,441          16,607          70,951          68,060
                                    --------        --------        --------        --------

Net income                          $124,894        $111,573        $324,724        $295,447
                                    ========        ========        ========        ========

Net income per Limited
  Partnership Unit (Note 2)         $  14.13        $  12.62        $  36.74        $  33.42
                                    ========        ========        ========        ========




                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                           1998                1997
                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                              $ 324,724           $ 295,447
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                            32,829              32,829
    Increase in payable to Limited Partners                  8,883                 885
    Increase in receivable from
     General Partner                                        (2,832)             (5,964)
    Decrease in accounts payable                            (3,848)             (1,366)
    Increase in deposits                                      (394)                 --
                                                         ---------           ---------

      Net cash provided by operating activities            359,362             321,831


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                           (339,094)           (313,075)
                                                         ---------           ---------

Net increase in cash                                        20,268               8,756

Beginning cash balance                                     143,280             130,996
                                                         ---------           ---------

Ending cash balance                                      $ 163,548           $ 139,752
                                                         =========           =========



                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1998, the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997 have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1998


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of September 30, 1998 and 1997, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

For the three months ended September 30, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $991,832 and net income of $63,716 as compared to $891,056 and $36,149 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general & administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $187,269 as compared with $160,958 during the same period in 1997.

For the nine months ended September 30, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $2,753,257 and net income of $145,627 as compared to $2,549,509 and $87,122 respectively, for the corresponding period in 1997. For the nine months ended September 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $513,602 as compared with $444,767 during the same period in 1997.

For the three months and nine months ended September 30, 1998, the Elkhorn Boulevard restaurant in Sacramento, California reported net losses of $6,054 and $14,778 as compared to net losses of $2,619 and $12,579 respectively, for the corresponding period in 1997.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1998


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent receivable was collected on October 13, 1998.

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

NOTE 5 - DISTRIBUTIONS

On October 12, 1998, a distribution to the Limited Partners of $135,365 or approximately $15.47 per Limited Partnership Unit, was approved. Such distribution was paid on October 15, 1998. The General Partner also received a distribution of $1,367 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns six Mexican-American restaurants that are under long-term lease to its General Partner for operation under the Del Taco trade name. The Registrant receives rental revenues equal to 12 percent of restaurant sales. For the three months ended September 30, rental revenues increased from $126,241 in 1997 to $141,492 in 1998. For the nine months ended September 30, rental revenues increased from $359,312 1997 to $392,023 in 1998. The increases in rental revenue are directly attributable to increases in sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30                   SEPTEMBER 30
                                           1998            1997            1998            1997
                                         --------        --------        --------        --------
Riverside Avenue, Rialto, CA             $ 22,814        $ 21,458        $ 63,832        $ 59,580

Elden Avenue, Moreno Valley, CA            21,970          18,558          60,585          55,331

Foothill Boulevard, La Verne, CA           30,386          26,865          84,532          77,744

Baseline & Archibald, Rancho               22,472          19,315          61,632          53,372
  Cucamonga, CA

Elkhorn Boulevard, Sacramento, CA          14,691          12,957          39,974          35,911

Haven Avenue, Rancho                       29,159          27,088          81,468          77,374
                                         --------        --------        --------        --------
  Cucamonga, CA

       Total                             $141,492        $126,241        $392,023        $359,312
                                         ========        ========        ========        ========


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                              Percentage of Total
                        General & Administrative Expense

                                                          Nine Months Ended
                                                            September 30
                                                        1998              1997
                                                      -------           -------
Accounting fees                                         60.53%            59.61%
Distribution of
  information to
  Limited Partners                                      37.37             38.12
Other                                                    2.10              2.27
                                                      -------           -------
                                                       100.00%           100.00%
                                                      =======           =======

Certain reclassifications have been made to the fiscal year 1997 general and administrative expenses to conform to the fiscal year 1998 presentation. Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $5,664 in 1997 to $7,498 in 1998. For the nine months ended September 30, general and administrative expenses increased from $35,231 in 1997 to $38,122 in 1998. General and administrative expenses increased due to increased costs of printing and distribution. For the three months ended September 30, the Registrant incurred depreciation expense in the amount of $10,943 in 1998 and 1997. The Registrant incurred depreciation expense of $32,829 for nine months ended September 30, 1998 and 1997,respectively.

For the three months ended September 30, revenues increased by $15,155 while expenses increased by $1,834 resulting in an increase in net income from $111,573 in 1997 to $124,894 in 1998. For the nine months ended September 30, revenues increased by $32,168 while expenses increased by $2,891 resulting in an increase in the Registrant's net income from $295,447 for the nine months ended September 30, 1997 to $324,724 for the corresponding period in 1998.

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

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1998.

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


                                             DEL TACO RESTAURANT PROPERTIES I
                                             (a California limited partnership)
                                             Registrant

                                             Del Taco, Inc.
                                             General Partner



Date:  October 30, 1998                      /s/ Robert J. Terrano
                                             -----------------------------------
                                             Robert J. Terrano
                                             Executive Vice President,
                                             Chief Financial Officer


Date:  October 30, 1998                      /s/ C. Douglas Mitchell
                                             -----------------------------------
                                             C. Douglas Mitchell
                                             Vice President and Corporate
                                             Controller

                                 EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

  27                         Financial Data Schedule