Form 10-K
period 1998-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 1999-03-10
CIK 711213

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

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       Registrant's telephone number, including area code: (949) 462-9300

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

                                     PART I

ITEM 1. BUSINESS

The partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The partnership's General Partner is Del Taco, Inc., a California corporation ("General Partner"). The partnership sold 8,751 units totaling $4.375 million through an offering of limited partnership units from March 1983 through March 1984. The term of the partnership agreement is until April 30, 2022 unless terminated earlier by means provided in the partnership agreement.

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 1998, the partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased two of the restaurants).

The partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the partnership. Limited partners have no right to participate in the management or conduct of the partnership's business affairs.

ITEM 2. PROPERTIES

The partnership has acquired six properties with proceeds obtained from the sale of partnership units:

                                              Date of              Restaurant             Date of Commencement
Address                City, State            Acquisition          Constructed            of Operation (1)
-------                -----------            -----------          -----------            --------------------

Riverside Avenue       Rialto, CA             September 28, 1984   60 seat with drive     February 12, 1985
                                                                   through service
                                                                   window

Elden Avenue           Moreno Valley, CA      March 8, 1985        60 seat with drive     June 30, 1985
                                                                   through service
                                                                   window

Foothill Boulevard     La Verne, CA           April 16, 1985       60 seat with drive     November 6, 1985
                                                                   through service
                                                                   window

Baseline & Archibald   Rancho Cucamonga, CA   July 10, 1985        60 seat with drive     November 26, 1985
                                                                   through service
                                                                   window

Elkhorn Boulevard      Sacramento, CA         August 22, 1985      60 seat with drive     January 15, 1986
                                                                   through service
                                                                   window

Haven Avenue           Rancho Cucamonga, CA   September 20, 1985   60 seat with drive     February 14, 1986
                                                                   through service
                                                                   window

-------------
(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

                                     PART II

ITEM 3. LEGAL PROCEEDINGS

The partnership is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 870 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                         For the Year Ended December 31,
                                    ------------------------------------------------------------------------
                                      1998            1997            1996            1995            1994
                                    --------        --------        --------        --------        --------
Rental revenue                      $531,608        $487,280        $452,203        $436,262        $420,245

Interest and                           4,924           5,109           2,902           2,729           2,729
  other income

Net income                           445,860         403,356         365,387         275,020         222,295

Net income
  per limited
  partnership
  unit (1)                             50.44           45.63           41.34           31.11           25.15

Cash distributions
  per limited
  partnership
  unit (2)(3)(4)(5)(6)                 53.84           49.28           44.82          45.70            58.70

Total assets                       2,497,164       2,515,808       2,543,173       2,569,140       2,700,433

Long-term obligations                   None            None            None            None            None

--------------
(1) The net income per limited partnership unit was calculated based upon 8,751 weighted average units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1994 amounted to $11.70 per limited partnership unit and were paid January 17, 1995. Five distributions were disbursed during the year ended December 31, 1994.

(3) Cash distributions for the quarter ended December 31, 1995 amounted to $11.46 per limited partnership unit and were paid January 15, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(4) Cash distributions for the quarter ended December 31, 1996 amounted to $12.63 per limited partnership unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

(5) Cash distributions for the quarter ended December 31, 1997 amounted to $14.21 per limited partnership unit and were paid January 31, 1998. Four distributions were disbursed during the year ended December 31, 1997.

(6) Cash distributions for the quarter ended December 31, 1998 amounted to $15.08 per limited partnership unit and were paid January 31, 1999. Four distributions were disbursed during the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The partnership offered limited partnership units for sale between March 1983 and March 1984. 15% of the $4.375 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $4 million of the remaining funds were used to acquire sites and build six restaurants.

The six restaurants leased to Del Taco make up almost all of the income producing assets of the partnership. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

The partnership owns six properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants to Del Taco franchisees, one of which is affiliated with Del Taco).

The following table sets forth rental revenue earned by restaurant for the year:

                                                        YEAR ENDED  DECEMBER 31,
                                                ------------------------------------
                                                  1998          1997          1996
                                                --------      --------      --------
Riverside Avenue, Rialto, CA                    $ 85,545      $ 80,255      $ 67,599

Elden Avenue, Moreno Valley, CA                   82,084        73,557        72,988

Foothill Boulevard, La Verne, CA                 113,886       105,677       100,030

Baseline & Archibald, Rancho Cucamonga, CA        85,069        73,553        64,636

Elkhorn Boulevard, Sacramento, CA                 55,132        49,752        45,528

Haven Avenue, Rancho Cucamonga, CA               109,892       104,486       101,422
                                                --------      --------      --------
           Total                                $531,608      $487,280      $452,203
                                                ========      ========      ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $531,608 during the year ended December 31, 1998, which represents an increase of $44,328 from 1997. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                 PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE


                                           Year Ended December 31,
                                --------------------------------------------
                                  1998               1997              1996
                                -------             ------            ------
Accounting fees                  35.29%              32.70%            36.02%
Distribution of
  information to
  limited partners               63.00               65.53             61.43
Other                             1.71                1.77              2.55
                                ------              ------            ------
                                100.00%             100.00%           100.00%
                                ======              ======            ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

General and administrative costs increased from 1997 to 1998 due to increased costs for printing and distribution of documents. Depreciation expense was the same in both 1997 and 1998.

Net income increased by $42,504 from 1997 to 1998 due to the increase in revenues of $44,143 offset by the $1,639 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS

PART I. INFORMATION


              INDEX                                                  PAGE NUMBER
              -----                                                  -----------

Report of Independent Public Accountants                                  10

Balance Sheets at December 31, 1998 and 1997                              11

Statement of of Income for the years ended
  December 31, 1998, 1997 and 1996                                        12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1998                                 13

Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                        14

Notes to Financial Statements                                          15-19

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Del Taco Restaurant Properties, I:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ ARTHUR ANDERSEN LLP
                                            -----------------------------------
                                                ARTHUR ANDERSEN LLP


Orange County, California
February 12, 1999

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                                      DECEMBER 31,
                                               --------------------------
                                                  1998           1997
                                               ----------     -----------
                                     ASSETS

CURRENT ASSETS:
  Cash                                         $  162,979      $  143,280
  Receivable from Del Taco, Inc. (Note 4)          47,833          42,601
  Deposits                                            797             600
                                               ----------      ----------
     Total current assets                         211,609         186,481
                                               ----------      ----------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1):
  Land and improvements                         1,852,482       1,852,482
  Buildings and improvements                    1,013,134       1,013,134
  Machinery and equipment                       1,136,026       1,136,026
                                               ----------      ----------
                                                4,001,642       4,001,642
    Less: accumulated depreciation              1,716,087       1,672,315
                                               ----------      ----------
                                                2,285,555       2,329,327
                                               ----------      ----------

                                               $2,497,164      $2,515,808
                                               ==========      ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to limited partners                  $   24,702      $   12,690
  Accounts payable                                  5,703           6,531
                                               ----------      ----------
     Total current liabilities                     30,405          19,221
                                               ----------      ----------

PARTNERS' EQUITY (NOTE 2):
  Limited partners                              2,201,963       2,231,634
  General Partner - Del Taco, Inc.                264,796         264,953
                                               ----------      ----------
                                                2,466,759       2,496,587
                                               ----------      ----------

                                               $2,497,164      $2,515,808
                                               ==========      ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                         YEAR ENDED DECEMBER 31,
                                  ------------------------------------
                                    1998          1997          1996
                                  --------      --------      --------
REVENUES:
  Rent (Note 3)                   $531,608      $487,280      $452,203
  Interest                           3,425         3,359         2,265
  Other                              1,499         1,750           637
                                  --------      --------      --------
                                   536,532       492,389       455,105
                                  --------      --------      --------
EXPENSES:
  General and administrative        46,900        45,261        45,943
  Depreciation                      43,772        43,772        43,775
                                  --------      --------      --------
                                    90,672        89,033        89,718
                                  --------      --------      --------

Net income                        $445,860      $403,356      $365,387
                                  ========      ========      ========
Net income per limited
  partnership Unit (Note 1)       $  50.44      $  45.63      $  41.34
                                  ========      ========      ========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1998

                                          Limited Partners
                                    ----------------------------          General
                                      Units             Amount            Partner            Total
                                    -----------      -----------       -----------       -----------
Balance, December 31, 1995                8,751      $ 2,293,755       $   265,580       $ 2,559,335
   Net income                                --          361,733             3,654           365,387
   Cash distributions (Note 6)               --         (391,909)           (3,959)         (395,868)
                                    -----------      -----------       -----------       -----------
Balance, December 31, 1996                8,751        2,263,579           265,275         2,528,854
   Net income                                --          399,322             4,034           403,356
   Cash distributions (Note 6)               --         (431,267)           (4,356)         (435,623)
                                    -----------      -----------       -----------       -----------
Balance, December 31, 1997                8,751        2,231,634           264,953         2,496,587
   Net income                                --          441,401             4,459           445,860
   Cash distributions (Note 6)               --         (471,072)           (4,616)         (475,688)
                                    -----------      -----------       -----------       -----------
Balance, December 31, 1998                8,751      $ 2,201,963       $   264,796       $ 2,466,759
                                    ===========      ===========       ===========       ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1998           1997             1996
                                                     ----------      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $ 445,860       $ 403,356       $ 365,387
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
    Depreciation                                        43,772          43,772          43,775
    Increase in payable to limited partners             12,012           1,371           2,421
    Increase in receivable from General Partner         (5,232)         (4,123)         (1,824)
    (Decrease) increase in accounts payable               (828)          3,531           2,093
    Increase in deposits                                  (197)             --              --
                                                     ---------       ---------       ---------

     Net cash provided by operating activities         495,387         447,907         411,852


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                        (475,688)       (435,623)       (395,868)
                                                     ---------       ---------       ---------

NET INCREASE IN CASH                                    19,699          12,284          15,984

BEGINNING CASH BALANCE                                 143,280         130,996         115,012
                                                     ---------       ---------       ---------

ENDING CASH BALANCE                                  $ 162,979       $ 143,280       $ 130,996
                                                     =========       =========       =========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

In fiscal 1996, the partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the partnership's financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         (CONTINUED)

INCOME TAXES: No provision has been made for federal or state income taxes on partnership net income, since the partnership is not subject to income tax. Partnership income is includable in the taxable income of the individual partners as required under applicable income tax laws. Certain items, primarily related to depreciation methods, are accounted for differently for income tax reporting purposes (see Note 5).

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of six properties leased as of December 31, 1998, 1997 and 1996, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The five restaurants operated by or affiliated with Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,721,166, $3,447,723, and $3,229,726 and unaudited net income of $207,430, $149,010, and
$77,336 for the years ended December 31, 1998, 1997 and 1996, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $708,908, $612,943 and $538,632 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Elkhorn Boulevard restaurant in Sacramento, California had unaudited net losses of $13,373, $13,302, and $18,566 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1998. The rent receivable was collected on January 17, 1999.

The General Partner received $4,616 in distributions relating to its one percent interest in the partnership for the year ended December 31, 1998.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 5 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                           1998            1997            1996
                                         ---------       ---------       ---------
Net income per financial statements      $ 445,860       $ 403,356       $ 365,387

Excess book depreciation                      (670)         (2,265)         (4,780)
                                         ---------       ---------       ---------
Taxable income                           $ 445,190       $ 401,091       $ 360,607
                                         =========       =========       =========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1998, is as follows:

Partners' equity per financial
  statements                                              $2,466,759

Issue costs of limited partnership
  units capitalized for tax purposes                         637,325

Excess tax depreciation                                     (138,003)

Other                                                            235
                                                          ----------
Net worth for tax purposes                                $2,966,316
                                                          ==========

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 1998 were as follows:

                                                Cash                Weighted         Number of Units
                                         Distribution per        Average Number       Outstanding at
                                        Limited Partnership         of Units            the End of
Quarter Ended                                   Unit              Outstanding            Quarter
-------------                           -------------------     ---------------      ---------------
December 31, 1995                              $11.46                 8,751                8,751
March 31, 1996                                  10.68                 8,751                8,751
June 30, 1996                                   10.21                 8,751                8,751
September 30, 1996                              12.47                 8,751                8,751
                                               ------
  Total paid in 1996                           $44.82
                                               ======

December 31, 1996                              $12.63                 8,751                8,751
March 31, 1997                                  11.59                 8,751                8,751
June 30, 1997                                   11.19                 8,751                8,751
September 30, 1997                              13.87                 8,751                8,751
                                               ------
  Total paid in 1997                           $49.28
                                               ======

December 31, 1997                              $14.21                 8,751                8,751
March 31, 1998                                  10.82                 8,751                8,751
June 30, 1998                                   13.34                 8,751                8,751
September 30, 1998                              15.47                 8,751                8,751
                                               ------
  Total paid in 1998                           $53.84
                                               ======

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1998 amounted to $15.08 per limited partnership unit and were paid January 31, 1999.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                                Title                                                         Age
----                                -----                                                         ---
Kevin K. Moriarty            Director, Chairman and Chief Executive Officer                       52

C. Ronald Petty              President                                                            54

Paul W. Hitzelberger         Executive Vice President, Brand Strategy and  Franchise
                             Relations/Development                                                54

Robert Terrano               Executive Vice President and  Chief Financial Officer                43

James D. Stoops              Executive Vice President, Operations                                 46

Janet D. Simmons             Senior Vice President, Purchasing                                    42

Michael L. Annis             Vice President, Secretary and General Counsel                        52

C. Douglas Mitchell          Vice President and Corporate Controller                              48

Annette Shehan               Vice President, Marketing                                            37

Shirlene Lopez               Vice President, Corporate Development                                34


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1999.

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

C. RONALD PETTY, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald's Corporation. He was employed by McDonald's in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny's 1993-1996; President and CEO of Peter Piper Pizza 1996-1998; President of Del Taco December 1998-present.

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

ANNETTE D. SHEHAN, Vice President, Marketing of Del Taco, Inc. From 1984-1994 Ms. Shehan was with Jack In The Box Restaurants where she held various positions in Research & Development, Product Marketing and Advertising/Media. Ms. Shehan was hired in 1994 as Manager of Broadcast Advertising with HomeBase, Inc. a home improvement retailer, a post she held until 1998 when she became Vice President, Marketing for Del Taco, Inc. Ms. Shehan has a Bachelor of Science Degree in Food Science from California Polytechnic University, San Luis Obispo and a Master of Business Administration from San Diego State University.

SHIRLENE LOPEZ, Vice President, Corporate Development & Design of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager in support of the field and office manager. In 1994, she was promoted to Executive Project Manager of reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design. Ms. Lopez has held her current position since August 1997.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The partnership has no executive officers or directors and pays no direct remuneration to any executive officer or director of its General Partner. The partnership has not issued any options or stock appreciation rights to any executive officer or director of its General Partner, nor does the partnership propose to pay any annuity, pension or retirement benefits to any executive officer or director of its General Partner. The partnership has no plan, nor does the partnership presently propose a plan, which will result in any remuneration being paid to any executive officer or director of the General Partner upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b) Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c) The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership , except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the partnership and any executive officer or director of its General Partner.

        During 1998, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

    (1) The General Partner earned $4,459 as its one percent share of the net income of the partnership.

    (2) The General Partner received $4,616 in distributions relating to its one percent interest in the partnership.

(b) During 1998, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 1998 for any amount in excess of $60,000.

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


(b) No reports on Form 8-K were filed during the last quarter of 1998.

(c) Exhibits required by Item 601 of Regulation S-K:

    1. Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit
       3.01 to Partnership's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

    2. Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

    3. Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

                 DEL TACO RESTAURANT PROPERTIES I - SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                                                   Cost capitalized   Gross amount at
                                                         Initial cost                subsequent to    which carried at
           Description                                    to company                  acquisition     close of period
           -----------                            ---------------------------------------------------------------------
                                                     Land           Building &                        Land, buildings
                                                    & land           Improve-           Carrying      & improvements    Accumulated
(All Restaurants)                    Encumbrances  improvements       ments              costs             Total        depreciation
------------------------------------------------------------------------------------------------------------------------------------
Rialto, CA                                $--      $  274,837      $  150,310             $--           $  425,147      $   86,059
Moreno Valley, CA                          --         353,557         193,362              --              546,919         110,708
La Verne, CA                               --         452,423         247,433              --              699,856         141,665
Rancho Cucamonga, CA                       --         293,817         160,690              --              454,507          92,001
Sacramento, CA                             --         260,516         142,478              --              402,994          81,575
Rancho Cucamonga, CA                       --         217,332         118,861              --              336,193          68,053
                                          -----------------------------------------------------------------------------------------
                                          $--      $1,852,482      $1,013,134             $--           $2,865,616      $  580,061
                                          =========================================================================================


                                                                Life on which
                                                            depreciation in latest
                                    Date of       Date         income statement
                                  construction  acquired         is computed
                                  ------------  --------    ----------------------
Rialto, CA                           1984         1984         20 (LI), 35 (BI)
Moreno Valley, CA                    1985         1985         20 (LI), 35 (BI)
La Verne, CA                         1985         1985         20 (LI), 35 (BI)
Rancho Cucamonga, CA                 1985         1985         20 (LI), 35 (BI)
Sacramento, CA                       1985         1985         20 (LI), 35 (BI)
Rancho Cucamonga, CA                 1985         1985         20 (LI), 35 (BI)


                                                                   Accumulated
                                                Restaurants        Depreciation
                                                -----------        ------------
Balances at December 31, 1995:                  $ 2,865,616         $ 448,745
   Acquisitions                                          --            43,772
   Sales                                                 --                --
                                                -----------         ---------
Balances at December 31, 1996:                    2,865,616           492,517
   Acquisitions                                          --            43,772
   Sales                                                 --                --
                                                -----------         ---------
Balances at December 31, 1997:                    2,865,616           536,289
   Acquisitions                                          --            43,772
   Sales                                                 --                --
                                                -----------         ---------
Balances at December 31, 1998:                  $ 2,865,616         $ 580,061
                                                ===========         =========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DEL TACO RESTAURANT PROPERTIES I
                                            a California limited partnership

                                            Del Taco, Inc.
                                            General Partner



Date March 07, 1999                         Kevin K. Moriarty
     --------------                         -----------------
                                            Kevin K. Moriarty
                                            Director, Chairman and Chief
                                            Executive Officer



Date March 07, 1999                         Michael L. Annis
     --------------                         ----------------
                                            Michael L. Annis
                                            Vice President, Secretary and
                                            General Counsel



Date March 07, 1999                         Robert J. Terrano
     --------------                         -----------------
                                            Robert J. Terrano
                                            Executive Vice President and
                                            Chief Financial Officer



Date March 07, 1999                         C. Douglas Mitchell
     --------------                         -------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

27.1                Financial Data Schedule