Form 10-Q
period 1999-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 1999-05-05
CIK 711213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED, MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO          .
                               ---------    ---------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1999 (Unaudited) and
     December 31, 1998                                                    3

Statements of Income for the three months ended
     March 31, 1999 and 1998 (Unaudited)                                  4

Statements of Cash Flows for the three months ended
     March 31, 1999 and 1998 (Unaudited)                                  5

Notes to Financial Statements                                             6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                               11

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                                      MARCH 31        December 31
                                                        1999             1998
                                                     ----------       ----------
                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                               $  145,388       $  162,979
  Receivable from General Partner (Note 4)               43,422           47,833
  Deposits                                                  767              797
                                                     ----------       ----------
    Total current assets                                189,577          211,609
                                                     ----------       ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                               1,852,482        1,852,482
  Buildings and improvements                          1,013,134        1,013,134
  Machinery and equipment                             1,136,026        1,136,026
                                                     ----------       ----------
                                                      4,001,642        4,001,642
  Less--accumulated depreciation                      1,727,030        1,716,087
                                                     ----------       ----------
                                                      2,274,612        2,285,555
                                                     ----------       ----------

                                                     $2,464,189       $2,497,164
                                                     ==========       ==========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                        $   26,218       $   24,702
  Accounts payable                                        9,284            5,703
                                                     ----------       ----------
     Total current liabilities                           35,502           30,405
                                                     ----------       ----------

PARTNERS' EQUITY:
  Limited Partners                                    2,164,272        2,201,963
  General Partner-Del Taco, Inc.                        264,415          264,796
                                                     ----------       ----------
                                                      2,428,687        2,466,759
                                                     ----------       ----------

                                                     $2,464,189       $2,497,164
                                                     ==========       ==========



                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            1999          1998
                                                          --------      --------
REVENUES:
  Rent (Notes 3 and 4)                                    $125,657      $119,375
  Interest                                                   1,157           612
  Other                                                        425           449
                                                          --------      --------
                                                           127,239       120,436
                                                          --------      --------

EXPENSES:
  General and administrative                                21,091        20,647
  Depreciation                                              10,943        10,943
                                                          --------      --------
                                                            32,034        31,590
                                                          --------      --------

Net income                                                $ 95,205      $ 88,846
                                                          ========      ========

Net income per limited
  partnership unit (Note 2)                               $  10.77      $  10.05
                                                          ========      ========



                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                        1999            1998
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $  95,205       $  88,846
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         10,943          10,943
    Decrease (increase) in receivable from
      General Partner                                     4,411            (745)
    Decrease in deposits                                     30              --
    Increase (decrease) in accounts payable and
        payable to limited partners                       5,097          (3,430)
                                                      ---------       ---------

      Net cash provided by operating activities         115,686          95,614


CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                        (133,277)       (125,590)
                                                      ---------       ---------

Net decrease in cash                                    (17,591)        (29,976)

Beginning cash balance                                  162,979         143,280
                                                      ---------       ---------

Ending cash balance                                   $ 145,388       $ 113,304
                                                      =========       =========



                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1999, the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 1999 and 1998.

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

                                 MARCH 31, 1999


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

For the three months ended March 31, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $873,209 and net income of $46,137 as compared to $836,260 and $30,700 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $173,933 as compared with $158,530 during the same period in 1998.

For the three months ended March 31, 1999, the Elkhorn Boulevard restaurant in Sacramento, California reported a net loss of $1,765 as compared to a net loss of $4,124 for the corresponding period in 1998.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent receivable was collected on April 10, 1999.

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

NOTE 5 - DISTRIBUTIONS

On April 8, 1999, a distribution to the limited partners of $113,028, or approximately $12.91 per limited partnership unit, was approved. Such distribution was paid on April 24, 1999. The General Partner also received a distribution of $1,142 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            1999          1998
                                                          --------      --------
Riverside Avenue, Rialto, CA                              $ 20,157      $ 19,456

Elden Avenue, Moreno Valley, CA                             19,112        17,948

Foothill Boulevard, La Verne, CA                            26,863        25,806

Baseline & Archibald, Rancho Cucamonga, CA                  20,872        19,024

Elkhorn Boulevard, Sacramento, CA                           13,837        12,014

Haven Avenue, Rancho Cucamonga, CA                          24,816        25,127
                                                          --------      --------

                                Total                     $125,657      $119,375
                                                          ========      ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $125,657 during the three month period ended March 31, 1999, which represents an increase of $6,282 from 1998. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:


                                                         Percentage of Total
                                                   General & Administrative Expense
                                                   --------------------------------
                                                          Three Months Ended
                                                                March 31
                                                         1999            1998
                                                        -------         -------
Accounting fees                                           70.18%          69.26%
Distribution of
  information to
  Limited Partners                                        29.82           30.74
                                                        -------         -------

                                                         100.00%         100.00%
                                                        =======         =======

General and administrative costs increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

Net income increased by $6,359 from 1998 to 1999 due to the increase in revenues of $6,803 offset by the $444 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

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


                                             DEL TACO RESTAURANT PROPERTIES I
                                             (a California limited partnership)
                                             Registrant

                                             Del Taco, Inc.
                                             General Partner



Date:  April 30, 1999                        /s/ Robert J. Terrano
                                             ----------------------------
                                             Robert J. Terrano
                                             Executive Vice President,
                                             Chief Financial Officer


Date:  April 30, 1999                        /s/ C. Douglas Mitchell
                                             ----------------------------
                                             C. Douglas Mitchell
                                             Vice President and Corporate
                                             Controller

                                 EXHIBIT INDEX



        EXHIBIT
        NUMBER          DESCRIPTION
        -------         -----------
          27            Financial Data Schedule
