Form 10-Q
period 1999-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 1999-08-06
CIK 711213

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------
Item 1. Financial Statements and Supplementary Data

Balance Sheets at June 30, 1999 (Unaudited) and
     December 31, 1998                                                    3

Statements of Income for the three and six months ended
     June 30, 1999 and 1998 (Unaudited)                                   4

Statements of Cash Flows for the six months ended
     June 30, 1999 and 1998 (Unaudited)                                   5

Notes to Financial Statements                                             6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                               11

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                                       JUNE 30,      December 31,
                                                         1999            1998
                                                      ----------     ------------
                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
    Cash                                              $  149,074      $  162,979
    Receivable from General Partner (Note 4)              44,599          47,833
    Deposits                                                 767             797
                                                      ----------      ----------
        Total current assets                             194,440         211,609
                                                      ----------      ----------
PROPERTY AND EQUIPMENT, AT COST:
    Land and improvements                              1,852,482       1,852,482
    Buildings and improvements                         1,013,134       1,013,134
    Machinery and equipment                            1,136,026       1,136,026
                                                      ----------      ----------
                                                       4,001,642       4,001,642
    Less--accumulated depreciation                     1,737,973       1,716,087
                                                      ----------      ----------
                                                       2,263,669       2,285,555
                                                      ----------      ----------
                                                      $2,458,109      $2,497,164
                                                      ==========      ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Payable to Limited Partners                       $   27,563      $   24,702
    Accounts payable                                       4,927           5,703
                                                      ----------      ----------
        Total current liabilities                         32,490          30,405
                                                      ----------      ----------
PARTNERS' EQUITY:
    Limited Partners                                   2,161,234       2,201,963
    General Partner-Del Taco, Inc.                       264,385         264,796
                                                      ----------      ----------
                                                       2,425,619       2,466,759
                                                      ----------      ----------
                                                      $2,458,109      $2,497,164
                                                      ==========      ==========

                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30,                     JUNE 30,
                                      ----------------------      ----------------------
                                        1999          1998          1999          1998
                                      --------      --------      --------      --------
REVENUES:
     Rent (Notes 3 and 4)             $130,880      $131,156      $256,537      $250,531
     Interest                              925           573         2,082         1,185
     Other                                 175           175           600           624
                                      --------      --------      --------      --------
                                       131,980       131,904       259,219       252,340
                                      --------      --------      --------      --------
EXPENSES:
     General and administrative          9,935         9,977        31,026        30,624
     Depreciation                       10,943        10,943        21,886        21,886
                                      --------      --------      --------      --------
                                        20,878        20,920        52,912        52,510
                                      --------      --------      --------      --------
         Net income                   $111,102      $110,984      $206,307      $199,830
                                      ========      ========      ========      ========
     Net income per limited
       partnership unit (Note 2)      $  12.57      $  12.56      $  23.34      $  22.61
                                      ========      ========      ========      ========

                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            -------------------------
                                                              1999            1998
                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $ 206,307       $ 199,830
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                              21,886          21,886
     Decrease (increase) in receivable from
        General Partner                                         3,234          (2,461)
     Decrease (increase) in deposits                               30            (591)
     Increase in accounts payable and
        payable to limited partners                             2,085           3,972
                                                            ---------       ---------
             Net cash provided by operating activities        233,542         222,636

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                               (247,447)       (221,205)
                                                            ---------       ---------
Net (decrease) increase in cash                               (13,905)          1,431

Beginning cash balance                                        162,979         143,280
                                                            ---------       ---------
Ending cash balance                                         $ 149,074       $ 144,711
                                                            =========       =========

                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1999, the results of operations and cash flows for the six month periods ended June 30, 1999 and 1998 have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                                  JUNE 30, 1999

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

For the three months ended June 30, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $905,803 and net income of $32,551 as compared to $925,165 and $51,211 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $184,867 as compared with $167,803 during the same period in 1998.

For the six months ended June 30, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,779,012 and net income of $78,688 as compared to $1,761,425 and $81,911 respectively, for the corresponding period in 1998. For the six months ended June 30, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $358,800 as compared with $326,333 during the same period in 1998.

For the three months and six months ended June 30, 1999, the Elkhorn Boulevard restaurant in Sacramento, California reported net losses of $3,176 and $4,941 as compared to net losses of $4,600 and $8,724 for the corresponding periods in 1998.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent receivable was collected on July 13, 1999.

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

NOTE 5 - DISTRIBUTIONS

On July 13, 1999, a distribution to the limited partners of $115,346, or approximately $13.18 per limited partnership unit, was approved. Such distribution was paid on July 24, 1999. The General Partner also received a distribution of $1,165 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                  Three Months Ended          Six Months Ended
                                                       June 30                     June 30
                                                ----------------------      ----------------------
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
Riverside Avenue, Rialto, CA                    $ 21,295      $ 21,562      $ 41,452      $ 41,018
Elden Avenue, Moreno Valley, CA                   19,695        20,667        38,807        38,615
Foothill Boulevard, La Verne, CA                  28,598        28,340        55,461        54,146
Baseline & Archibald, Rancho Cucamonga, CA        22,184        20,136        43,056        39,160
Elkhorn Boulevard, Sacramento, CA                 15,070        13,268        28,907        25,283
Haven Avenue, Rancho Cucamonga, CA                24,038        27,183        48,854        52,309
                                                --------      --------      --------      --------
      Total                                     $130,880      $131,156      $256,537      $250,531
                                                ========      ========      ========      ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $130,880 during the three month period ended June 30, 1999, which represents a decrease of $276 from 1998. The partnership earned rental revenue of $256,537 during the six month period ended June 30, 1999, which represents an increase of $6,006 from 1998. The changes in rental revenue were caused by a slight decrease in sales at the restaurants under lease for the three months ended June 30, 1999 and an increase in sales for the six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:



                                                   Percentage of Total
                                            General & Administrative Expense

                                                    Six Months Ended
                                                         June 30
                                                   -------------------
                                                    1999         1998
                                                   ------       ------
Accounting fees                                     67.68%       68.32%
Distribution of information to
  Limited Partners                                  32.32        31.68
                                                   ------       ------
                                                   100.00%      100.00%
                                                   ======       ======

General and administrative costs for the six month period ended June 30, increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

For the three month period ended June 30, 1999, net income increased $118 from 1998 to 1999 due to the increase in revenues of $76 and the $42 decrease in general and administrative expenses. For the six month period ended June 30, 1999, net income increased by $6,477 from 1998 to 1999 due to the increase in revenues of $6,879 offset by the $402 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 -- Financial Data Schedule

(b) No reports on Form 8-K were filed during the six months ended June 30, 1999.

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

                                       DEL TACO RESTAURANT PROPERTIES I
                                       (a California limited partnership)
                                       Registrant

                                       Del Taco, Inc.
                                       General Partner


Date: July 30, 1999                    /s/ Robert J. Terrano
                                       ----------------------------------------
                                       Robert J. Terrano
                                       Executive Vice President,
                                       Chief Financial Officer

Date: July 30, 1999                    /s/ C. Douglas Mitchell
                                       ----------------------------------------
                                       C. Douglas Mitchell
                                       Vice President and Corporate Controller

                                 EXHIBIT INDEX

Exhibit
Number               Description
-------              -----------
   27                Financial Data Schedule