Form 10-Q
period 1999-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 1999-11-02
CIK 711213

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

FOR THE QUARTERLY PERIOD ENDED                SEPTEMBER 30, 1999               .

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________________ TO
 _____________________  .

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1999 (Unaudited) and
     December 31, 1998                                                  3

Statements of Income for the three and nine months ended
     September 30, 1999 and 1998 (Unaudited)                            4

Statements of Cash Flows for the nine months ended
     September 30, 1999 and 1998 (Unaudited)                            5

Notes to Financial Statements                                           6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              10


SIGNATURES                                                             11

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                                    SEPTEMBER 30,     December 31,
                                                        1999              1998
                                                    -------------     ------------
                                                     (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash                                            $  165,285        $  162,979
     Receivable from General Partner (Note 4)            45,654            47,833
     Deposits                                               684               797
                                                     ----------        ----------
        Total current assets                            211,623           211,609
                                                     ----------        ----------


PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                            1,852,482         1,852,482
     Buildings and improvements                       1,013,134         1,013,134
     Machinery and equipment                          1,136,026         1,136,026
                                                     ----------        ----------
                                                      4,001,642         4,001,642
     Less--accumulated depreciation                   1,748,916         1,716,087
                                                     ----------        ----------
                                                      2,252,726         2,285,555
                                                     ----------        ----------

                                                     $2,464,349        $2,497,164
                                                     ==========        ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners                     $   26,681        $   24,702
     Accounts payable                                     3,976             5,703
                                                     ----------        ----------
        Total current liabilities                        30,657            30,405
                                                     ----------        ----------


PARTNERS' EQUITY:
     Limited Partners                                 2,169,227         2,201,963
     General Partner-Del Taco, Inc.                     264,465           264,796
                                                     ----------        ----------
                                                      2,433,692         2,466,759
                                                     ----------        ----------

                                                     $2,464,349        $2,497,164
                                                     ==========        ==========


                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                           1999            1998            1999            1998
                                         --------        --------        --------        --------
REVENUES:
     Rent (Notes 3 and 4)                $141,151        $141,492        $397,688        $392,023
     Interest                               1,222           1,193           3,304           2,378
     Other                                    353             650             953           1,274
                                         --------        --------        --------        --------
                                          142,726         143,335         401,945         395,675
                                         --------        --------        --------        --------

EXPENSES:
     General and administrative             7,199           7,498          38,225          38,122
     Depreciation                          10,943          10,943          32,829          32,829
                                         --------        --------        --------        --------
                                           18,142          18,441          71,054          70,951
                                         --------        --------        --------        --------

        Net income                       $124,584        $124,894        $330,891        $324,724
                                         ========        ========        ========        ========

     Net income per limited
        partnership unit (Note 3)        $  14.09        $  14.13        $  37.43        $  36.74
                                         ========        ========        ========        ========



                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     1999              1998
                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 330,891         $ 324,724
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                     32,829            32,829
     Decrease (increase) in receivable from General Partner            2,179            (2,832)
     Decrease (increase) in deposits                                     113              (394)
     Increase in accounts payable and payable
        to limited partners                                              252             5,035
                                                                   ---------         ---------

           Net cash provided by operating activities                 366,264           359,362


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                      (363,958)         (339,094)
                                                                   ---------         ---------

Net increase in cash                                                   2,306            20,268

Beginning cash balance                                               162,979           143,280
                                                                   ---------         ---------

Ending cash balance                                                $ 165,285         $ 163,548
                                                                   =========         =========



                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1999, the results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998 have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                               SEPTEMBER 30, 1999


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

For the three months ended September 30, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $977,544 and net income of $61,546 as compared to $991,832 and $63,716 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $198,717 as compared with $187,269 during the same period in 1998.

For the nine months ended September 30, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $2,756,556 and net income of $140,234 as compared to $2,753,257 and $145,627 respectively, for the corresponding period in 1998. For the nine months ended September 30, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $557,517 as compared with $513,602 during the same period in 1998.

For the three months and nine months ended September 30, 1999, the Elkhorn Boulevard restaurant in Sacramento, California reported net losses of $1,986 and $6,927 as compared to net losses of $6,054 and $14,778 for the corresponding periods in 1998.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent receivable was collected on October 13, 1999.

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

NOTE 5 - DISTRIBUTIONS

On October 12, 1999, a distribution to the limited partners of $132,268, or approximately $15.11 per limited partnership unit, was approved. Such distribution was paid on October 19, 1999. The General Partner also received a distribution of $1,367 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
Riverside Avenue, Rialto, CA                    $ 22,671      $ 22,814      $ 64,123      $ 63,832

Elden Avenue, Moreno Valley, CA                   20,736        21,970        59,543        60,585

Foothill Boulevard, La Verne, CA                  30,650        30,386        86,111        84,532

Baseline & Archibald, Rancho Cucamonga, CA        23,846        22,472        66,902        61,632

Elkhorn Boulevard, Sacramento, CA                 16,233        14,691        45,140        39,974

Haven Avenue, Rancho Cucamonga, CA                27,015        29,159        75,869        81,468
                                                --------      --------      --------      --------

        Total                                   $141,151      $141,492      $397,688      $392,023
                                                ========      ========      ========      ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $141,151 during the three month period ended September 30, 1999, which represents a decrease of $341 from 1998. The partnership earned rental revenue of $397,688 during the nine month period ended September 30, 1999, which represents an increase of $5,665 from 1998. The changes in rental revenue between 1998 and 1999 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:


                                                     Percentage of Total
                                               General & Administrative Expense
                                               --------------------------------

                                                      Nine Months Ended
                                                        September 30,
                                                    1999           1998
                                                   -------        -------
Accounting fees                                      67.68%         68.32%
Distribution of
  information to
  Limited Partners                                   32.32          31.68
                                                   -------        -------

                                                    100.00%        100.00%
                                                   =======        =======

General and administrative costs for the nine month period ended September 30, increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

For the three month period ended September 30, 1999, net income decreased $310 from 1998 to 1999 due to the decrease in revenues of $609 which was partially offset by the $299 decrease in general and administrative expenses. For the nine month period ended September 30, 1999, net income increased by $6,167 from 1998 to 1999 due to the increase in revenues of $6,270 which was partially offset by the $103 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1999.

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


                                        DEL TACO RESTAURANT PROPERTIES I
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  October 29, 1999                 /s/ Robert J. Terrano
                                        ----------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  October 29, 1999                 /s/ C. Douglas Mitchell
                                        ----------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller

                                 EXHIBIT INDEX

     27   Financial Data Schedule