Form 10-K
period 1999-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2000-03-14
CIK 711213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                           COMMISSION FILE NO. 2-80930

                        DEL TACO RESTAURANT PROPERTIES I
                       (A California limited partnership)
               (Exact name of registrant specified in its charter)

               CALIFORNIA                              95-3852699
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

       23041 AVENIDA DE LA CARLOTA
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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 1999, the partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased two of the restaurants).

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

ITEM 2. PROPERTIES

The partnership has acquired six properties with proceeds obtained from the sale of partnership units:

                                                                                                 Date of
                                                        Date of           Restaurant             Commencement
Address                          City, State            Acquisition       Constructed            of Operation(1)
-------                          -----------            -----------       -----------            ------------
Riverside Avenue                 Rialto, CA             September 28,     60 seat with drive     February 12, 1985
                                                        1984              through service
                                                                          window
Elden                            Moreno Valley, CA      March 8, 1985     60 seat with drive     June 30, 1985
Avenue                                                                    through service
                                                                          window
Foothill Boulevard               La Verne, CA           April 16, 1985    60 seat with drive     November 6, 1985
                                                                          through service
                                                                          window
Baseline & Archibald             Rancho Cucamonga, CA   July 10, 1985     60 seat with drive     November 26, 1985
                                                                          through service
                                                                          window
Elkhorn Boulevard                Sacramento, CA         August 22, 1985   60 seat with drive     January 15, 1986
                                                                          through service
                                                                          window
Haven Avenue                     Rancho Cucamonga, CA   September 20,     60 seat with drive     February 14, 1986
                                                        1985              through service
                                                                          window

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 866 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                             FOR THE YEAR ENDED DECEMBER 31,
                           1999            1998            1997            1996            1995
                        ----------      ----------      ----------      ----------      ----------
Rental revenue          $  537,905      $  531,608      $  487,280      $  452,203      $  436,262

Interest and
  other income               4,832           4,924           5,109           2,902           2,729

Net income                 451,648         445,860         403,356         365,387         275,020

Net income
  per limited
  partnership
  unit(1)                    51.09           50.44           45.63           41.34           31.11

Cash distributions
  per limited
  partnership unit           56.29           53.84           49.28           44.82           45.70

Total assets             2,459,643       2,497,164       2,515,808       2,543,173       2,569,140

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                     YEAR ENDED DECEMBER 31,
                                                  1999        1998        1997
                                                --------    --------    --------
Riverside Avenue, Rialto, CA                    $ 85,753    $ 85,545    $ 80,255

Elden Avenue, Moreno Valley, CA                   81,455      82,084      73,557

Foothill Boulevard, La Verne, CA                 116,168     113,886     105,677

Baseling & Archibald, Rancho Cucamonga, CA        90,805      85,069      73,553

Elkhorn Boulevard, Sacramento, CA                 60,554      55,132      49,752

Haven Avenue, Rancho Cucamonga, CA               103,170     109,892     104,486
                                                --------    --------    --------
          Total                                 $537,905    $531,608    $487,280
                                                ========    ========    ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $537,905 during the year ended December 31, 1999, which represents an increase of $6,297 from 1998. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table breaks down general and administrative expenses by type of expense:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                                                   YEAR ENDED DECEMBER 31,
                                                1999         1998         1997
                                               ------       ------       ------
Accounting fees                                 61.71%       59.86%       60.76%
Distribution of
  information to
  limited partners                              36.60        38.43        37.47
Other                                            1.69         1.71         1.77
                                               ------       ------       ------
                                               100.00%      100.00%      100.00%
                                               ======       ======       ======

Certain reclassifications have been made to the 1998 and 1997 amounts in the table above to conform to the current year presentation.

General and administrative costs increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation. Depreciation expense was the same in both 1998 and 1999.

Net income increased by $5,788 from 1998 to 1999 due to the increase in revenues of $6,205 offset by the $417 increase in general and administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION


                INDEX                                                   PAGE NUMBER
                -----                                                   -----------
Report of Independent Public Accountants                                       9

Balance Sheets at December 31, 1999 and 1998                                  10

Statements of Income for the years ended December 31, 1999,
  1998 and 1997                                                               11

Statement of Changes in Partners' Equity for the three years ended
  December 31, 1999                                                           12

Statements of Cash Flows for the years ended December 31, 1999,
  1998 and 1997                                                               13

Notes to Financial Statements                                              14-18

                          [Arthur Andersen Letterhead]



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Del Taco Restaurant Properties, I:


We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ ARTHUR ANDERSEN LLP
------------------------------
ARTHUR ANDERSEN LLP



Orange County, California
March 1, 2000

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                                           DECEMBER 31,
                                                       1999              1998
                                                    ----------        ----------
                                     ASSETS

CURRENT ASSETS:
   Cash                                             $  170,290        $  162,979
   Receivable from Del Taco, Inc.                       46,970            47,833
   Deposits                                                600               797
                                                    ----------        ----------
       Total current assets                            217,860           211,609
                                                    ----------        ----------

PROPERTY AND EQUIPMENT, at cost:
   Land and improvements                             1,852,482         1,852,482
   Buildings and improvements                        1,013,134         1,013,134
   Machinery and equipment                           1,136,026         1,136,026
                                                    ----------        ----------
                                                     4,001,642         4,001,642
   Less--accumulated depreciation                    1,759,859         1,716,087
                                                    ----------        ----------
                                                     2,241,783         2,285,555
                                                    ----------        ----------
                                                    $2,459,643        $2,497,164
                                                    ==========        ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Payable to limited partners                      $   31,001        $   24,702
   Accounts payable                                      7,828             5,703
                                                    ----------        ----------
       Total current liabilities                        38,829            30,405
                                                    ----------        ----------

PARTNERS' EQUITY:
   Limited partners                                  2,156,509         2,201,963
   General Partner-Del Taco, Inc.                      264,305           264,796
                                                    ----------        ----------
                                                     2,420,814         2,466,759
                                                    ----------        ----------
                                                    $2,459,643        $2,497,164
                                                    ==========        ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31,
                                              1999          1998          1997
                                            --------      --------      --------
REVENUES:
   Rent                                     $537,905      $531,608      $487,280
   Interest                                    3,729         3,425         3,359
   Other                                       1,103         1,499         1,750
                                            --------      --------      --------
                                             542,737       536,532       492,389
                                            --------      --------      --------
EXPENSES:
   General and administrative                 47,317        46,900        45,261
   Depreciation                               43,772        43,772        43,772
                                            --------      --------      --------
                                              91,089        90,672        89,033
                                            --------      --------      --------
       Net income                           $451,648      $445,860      $403,356
                                            ========      ========      ========
   Net income per limited
      partnership unit                      $  51.09      $  50.44      $  45.63
                                            ========      ========      ========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1999

                                   LIMITED PARTNERS
                                ----------------------        GENERAL
                                UNITS         AMOUNT          PARTNER           TOTAL
                                -----      -----------       ---------       -----------
Balance, December 31, 1996      8,751      $ 2,263,579       $ 265,275       $ 2,528,854

   Net income                      --          399,322           4,034           403,356

   Cash distributions              --         (431,267)         (4,356)         (435,623)
                                -----      -----------       ---------       -----------
Balance, December 31, 1997      8,751        2,231,634         264,953         2,496,587

   Net income                      --          441,401           4,459           445,860

   Cash distributions              --         (471,072)         (4,616)         (475,688)
                                -----      -----------       ---------       -----------
Balance, December 31, 1998      8,751        2,201,963         264,796         2,466,759

   Net income                      --          447,132           4,516           451,648

   Cash distributions              --         (492,586)         (5,007)         (497,593)
                                -----      -----------       ---------       -----------
Balance, December 31, 1999      8,751      $ 2,156,509       $ 264,305       $ 2,420,814
                                =====      ===========       =========       ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                                 1999            1998            1997
                                                               ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $ 451,648       $ 445,860       $ 403,356
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                   43,772          43,772          43,772
   Increase in payable to limited partners                         6,299          12,012           1,371
   Decrease (increase) in receivable from General Partner            863          (5,232)         (4,123)
   Increase (decrease) in accounts payable                         2,125            (828)          3,531
   Decrease (increase) in deposits                                   197            (197)             --
                                                               ---------       ---------       ---------
          Net cash provided by operating activities              504,904         495,387         447,907

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                  (497,593)       (475,688)       (435,623)
                                                               ---------       ---------       ---------
Net increase in cash                                               7,311          19,699          12,284

Beginning cash balance                                           162,979         143,280         130,996
                                                               ---------       ---------       ---------
Ending cash balance                                            $ 170,290       $ 162,979       $ 143,280
                                                               =========       =========       =========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999

NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of six properties leased as of December 31, 1999, 1998 and 1997, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The five restaurants operated by or affiliated with Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,725,831, $3,721,166, and $3,447,723 and unaudited net income of $192,444, $207,430, and
$149,010 for the years ended December 31, 1999, 1998 and 1997, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $756,708, $708,908 and $612,943 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Elkhorn Boulevard restaurant in Sacramento, California had unaudited net losses of $9,658, $13,373 and $13,302 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1999. The rent receivable was collected on January 17, 2000.

The General Partner received $5,007 in distributions relating to its one percent interest in the partnership for the year ended December 31, 1999.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999

NOTE 5 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                           1999            1998            1997
                                         ---------       ---------       ---------
Net income per financial statements      $ 451,648       $ 445,860       $ 403,356
Excess tax depreciation                       (669)           (670)         (2,265)
                                         ---------       ---------       ---------
Taxable income                           $ 450,979       $ 445,190       $ 401,091
                                         =========       =========       =========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1999, is as follows:

Partners' equity per financial statements                           $ 2,420,814

Issue costs of limited partnership units capitalized for tax
  purposes                                                              637,325

Excess tax depreciation                                                (138,672)

Other                                                                       235
                                                                    -----------
Net worth for tax purposes                                          $ 2,919,702
                                                                    ===========

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999

NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 1999 were as follows:

                                          Cash                  Weighted            Number of Units
                                    Distributions per         Average Number        Outstanding at
                                   Limited Partnership          of Units             the End of
Quarter Ended                             Unit                 Outstanding             Quarter
-------------                      -------------------        --------------        ---------------
December 31, 1996                        $12.63                    8,751                8,751
March 31, 1997                            11.59                    8,751                8,751
June 30, 1997                             11.19                    8,751                8,751
September 30, 1997                        13.87                    8,751                8,751
                                         ------
   Total paid in 1997                    $49.28
                                         ======
December 31, 1997                         14.21                    8,751                8,751
March 31, 1998                            10.82                    8,751                8,751
June 30, 1998                             13.34                    8,751                8,751
September 30, 1998                        15.47                    8,751                8,751
                                         ------
   Total paid in 1998                    $53.84
                                         ======
December 31, 1998                        $15.08                    8,751                8,751
March 31, 1999                            12.92                    8,751                8,751
June 30, 1999                             13.18                    8,751                8,751
September 30, 1999                        15.11                    8,751                8,751
                                         ------
   Total paid in 1999                    $56.29
                                         ======

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1999 amounted to $15.19 per limited partnership unit and were paid January 28, 2000.

                                    PART III

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:



Name                                            Title                          Age
----                                            -----                          ---
Kevin K. Moriarty            Director, Chairman and Chief Executive
                             Officer                                           53

C. Ronald Petty              President                                         55

Paul W. Hitzelberger         Executive Vice President, Brand Strategy
                             and  Franchise Relations/Development              55

Robert Terrano               Executive Vice President and  Chief
                             Financial Officer                                 44

James D. Stoops              Executive Vice President, Operations              47

Janet D. Simmons             Senior Vice President, Purchasing                 43

Michael L. Annis             Vice President, Secretary and General
                             Counsel                                           53

C. Douglas Mitchell          Vice President and Corporate Controller           49

Timothy A. Hackbardt         Vice President, Marketing                         36

Shirlene Lopez               Vice President, Corporate Development             35

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2000.

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

Paul W. Hitzelberger, Executive Vice President, Brand Strategy and Franchise Relations/Development of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development, relations and training. He also oversees public relations and training for the corporation. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 1999. Prior to then, since November of 1995, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

Shirlene Lopez, Vice President, Corporate Development & Design of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design. Ms. Lopez has held her current position since August 1997.

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

        During 1999, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

        (1) The General Partner earned $4,516 as its one percent share of the net income of the partnership.

        (2) The General Partner received $5,007 in distributions relating to its one percent interest in the partnership.

(b) During 1999, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 1999 for any amount in excess of $60,000.

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


(b)     No reports on Form 8-K were filed during the last quarter of 1999.

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

                 DEL TACO RESTAURANT PROPERTIES I - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                 Cost capitalized     Gross amount at
                                                          Initial cost            subsequent to        which carried at
                                                           to company              acquisition         close of period
                                               ------------------------------   -----------------     ------------------
                                                   Land           Building &                          Land, buildings &
Description                                       & land           Improve-         Carrying           improvements
(All Restaurants)              Encumbrances    improvements         ments            costs                Total
---------------------          ------------    ------------     -------------   ------------------    -----------------
Rialto, CA                        $ --          $  274,837      $   150,310          $ --                $  425,147
Moreno Valley, CA                   --             353,557          193,362            --                   546,919
La Verne, CA                        --             452,423          247,433            --                   699,856
Rancho Cucamonga, CA                --             293,817          160,690            --                   454,507
Sacramento, CA                      --             260,516          142,478            --                   402,994
Rancho Cucamonga, CA                --             217,332          118,861            --                   336,193
                                  ----          ----------      -----------          ----                ----------
                                  $ --          $1,852,482      $ 1,013,134          $ --                $2,865,616
                                  ====          ==========      ===========          ====                ==========


                                                                                    Life on which
                                                                               depreciation in latest
Description                        Accumulated    Date of          Date           income statement
(All Restaurants)                 depreciation   construction     acquired          is computed
---------------------             ------------   ------------     --------      ---------------------
Rialto, CA                           $ 92,553        1984           1984          20 (LI), 35 (BI)
Moreno Valley, CA                     119,062        1985           1985          20 (LI), 35 (BI)
La Verne, CA                          152,355        1985           1985          20 (LI), 35 (BI)
Rancho Cucamonga, CA                   98,943        1985           1985          20 (LI), 35 (BI)
Sacramento, CA                         87,731        1985           1985          20 (LI), 35 (BI)
Rancho Cucamonga, CA                   73,189        1985           1985          20 (LI), 35 (BI)
                                     --------
                                     $623,833
                                     ========

                                                                       Accumulate
                                                     Restaurants      Depreciation
                                                     -----------      ------------
Balances at December 31, 1996:                        $2,865,616        $492,517
   Acquisitions                                               --          43,772
   Sales                                                      --              --
                                                      ----------        --------
Balances at December 31, 1997:                         2,865,616         536,289
   Acquisitions                                               --          43,772
   Sales                                                      --              --
                                                      ----------        --------
Balances at December 31, 1998:                         2,865,616         580,061
   Acquisitions                                               --          43,772
   Sales                                                      --              --
                                                      ----------        --------
Balances                                              $2,865,616        $623,833
                                                      ==========        ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DEL TACO RESTAURANT PROPERTIES I
                                       --------------------------------
                                       a California limited partnership

                                       Del Taco, Inc.
                                       General Partner


Date March 07, 2000                    Kevin K. Moriarty
     --------------                    -----------------------------------------
                                       Kevin K. Moriarty
                                       Director, Chairman and Chief
                                       Executive Officer


Date March 07, 2000                    Michael L. Annis
     --------------                    -----------------------------------------
                                       Michael L. Annis
                                       Vice President, Secretary and
                                       General Counsel


Date March 07, 2000                    Robert J. Terrano
     --------------                    -----------------------------------------
                                       Robert J. Terrano
                                       Executive Vice President and
                                       Chief Financial Officer


Date March 07, 2000                    C. Douglas Mitchell
     --------------                    -----------------------------------------
                                       C. Douglas Mitchell
                                       Vice President and Corporate Controller

                                 EXHIBIT INDEX

EXHIBIT
-------
  27             Financial Data Schedule