Form 10-Q
period 2000-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2000-05-12
CIK 711213

===============================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ____________ TO ______________  .

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

Item 1.  Financial Statements and Supplementary Data

Balance Sheets at March 31, 2000 (Unaudited) and
     December 31, 1999                                                         3

Statements of Income for the three months ended
     March 31, 2000 and 1999 (Unaudited)                                       4

Statements of Cash Flows for the three months ended
     March 31, 2000 and 1999 (Unaudited)                                       5

Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    11

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                             MARCH 31,         December 31,
                                               2000               1999
                                             ---------         ------------
                                            (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
     Cash                                   $  164,344        $  170,290
     Receivable from General Partner            47,895            46,970
     Deposits                                      600               600
                                            ----------        ----------
        Total current assets                   212,839           217,860
                                            ----------        ----------


PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                   1,852,482         1,852,482
     Buildings and improvements              1,013,134         1,013,134
     Machinery and equipment                 1,136,026         1,136,026
                                            ----------        ----------
                                             4,001,642         4,001,642
     Less--accumulated depreciation          1,770,802         1,759,859
                                            ----------        ----------
                                             2,230,840         2,241,783
                                            ----------        ----------
                                            $2,443,679        $2,459,643
                                            ==========        ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Payable to Limited Partners             $   39,295        $   31,001
    Accounts payable                            14,627             7,828
                                            ----------        ----------
        Total current liabilities               53,922            38,829
                                            ----------        ----------

PARTNERS' EQUITY:
    Limited Partners                         2,125,763         2,156,509
    General Partner-Del Taco, Inc.             263,994           264,305
                                            ----------        ----------
                                             2,389,757         2,420,814
                                            ----------        ----------
                                            $2,443,679        $2,459,643
                                            ==========        ==========


                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                          THREE MONTHS ENDED
                                                MARCH 31,
                                        -----------------------
                                         2000            1999
                                        -------        --------
REVENUES:
     Rent                              $134,251        $125,657
     Interest                               878           1,157
     Other                                  300             425
                                       --------        --------
                                        135,429         127,239
                                       --------        --------

EXPENSES:
     General and administrative          21,254          21,091
     Depreciation                        10,943          10,943
                                       --------        --------
                                         32,197          32,034
                                       --------        --------
        Net income                     $103,232        $ 95,205
                                       ========        ========
     Net income per limited
        partnership unit               $  11.68        $  10.77
                                       ========        ========

                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   ---------------------------
                                                                      2000             1999
                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 103,232         $  95,205
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                     10,943            10,943
     (Increase) decrease in receivable from General Partner             (925)            4,411
     Decrease in deposits                                                 --                30
     Increase in accounts payable and payable
        to limited partners                                           15,093             5,097
                                                                   ---------         ---------
           Net cash provided by operating activities                 128,343           115,686

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                      (134,289)         (133,277)
                                                                   ---------         ---------
Net decrease in cash                                                  (5,946)          (17,591)
Beginning cash balance                                               170,290           162,979
                                                                   ---------         ---------
Ending cash balance                                                $ 164,344         $ 145,388
                                                                   =========         =========

                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 2000, the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2000 and 1999.

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

                                 MARCH 31, 2000

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

For the three months ended March 31, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $928,063 and net income of $43,758 as compared to $873,209 and $32,199 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense (1999 combined, unaudited net income amounts have been changed to measure net income on a consistent basis with the year 2000 presentation). For the three months ended March 31, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $190,697 as compared with $173,933 during the same period in 1999.

For the three months ended March 31, 2000, the Elkhorn Boulevard restaurant in Sacramento, California reported a net loss of $3,816 as compared to a net loss of $3,883 for the corresponding period in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent receivable was collected on April 10, 2000.

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

NOTE 5 - DISTRIBUTIONS

On April 13, 2000, a distribution to the limited partners of $118,849, or approximately $13.58 per limited partnership unit, was approved. Such distribution was paid on April 19, 2000. The General Partner also received a distribution of $1,200 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                             --------------------
                                               2000        1999
                                             --------    --------
Riverside Avenue, Rialto, CA                 $ 21,227    $ 20,157
Elden Avenue, Moreno Valley, CA                21,985      19,112
Foothill Boulevard, La Verne, CA               27,477      26,863
Baseline & Archibald, Rancho Cucamonga, CA     22,884      20,872
Elkhorn Boulevard, Sacramento, CA              14,379      13,837
Haven Avenue, Rancho Cucamonga, CA             26,299      24,816
                                             --------    --------
    Total                                    $134,251    $125,657
                                             ========    ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $134,251 during the three month period ended March 31, 2000, which represents an increase of $8,594 from 1999. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                                     Percentage of Total
                             General & Administrative Expense
                             --------------------------------
                                    Three Months Ended
                                         March 31,
                                    ------------------
                                    2000          1999
                                    ----          ----

Accounting fees                    70.81%        70.18%
Distribution of
  information to
  Limited Partners                 29.19         29.82
                                  ------        ------
                                  100.00%       100.00%
                                  ======        ======

General and administrative costs increased from 1999 to 2000 due to increased costs for accounting and income tax return preparation.

Net income increased by $8,027 from 1999 to 2000 due to the increase in revenues of $8,190 offset by the $163 increase in general and administrative expenses.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

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

                                 DEL TACO RESTAURANT PROPERTIES I
                                 (a California limited partnership)
                                 Registrant

                                 Del Taco, Inc.
                                 General Partner


Date:  May 1, 2000              /s/ Robert J. Terrano
                                ----------------------------
                                    Robert J. Terrano
                                    Executive Vice President,
                                    Chief Financial Officer


Date:  May 1, 2000              /s/ C. Douglas Mitchell
                                ----------------------------
                                    C. Douglas Mitchell
                                    Vice President and Corporate
                                    Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

  27                   Financial Data Schedule