Form 10-Q
period 2000-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2000-08-09
CIK 711213

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

FOR THE QUARTERLY PERIOD ENDED                  JUNE 30, 2000                  .

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I



                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION PAGE NUMBER

Item 1.  Financial Statements and Supplementary Data

         Balance Sheets at June 30, 2000 (Unaudited) and
         December 31, 1999                                                3

         Statements of Income for the three and six months ended
         June 30, 2000 and 1999 (Unaudited)                               4

         Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999 (Unaudited)                               5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                               11

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                           June 30,      December 31,
                                             2000            1999
                                         ------------     ----------
                                         (Unaudited)

                               ASSETS
CURRENT ASSETS:
     Cash                                 $  167,341      $  170,290
     Receivable from General Partner          51,434          46,970
     Deposits                                    600             600
                                          ----------      ----------
         Total current assets                219,375         217,860
                                          ----------      ----------
PROPERTY AND EQUIPMENT, at cost:
     Land and improvements                 1,852,482       1,852,482
     Buildings and improvements            1,013,134       1,013,134
     Machinery and equipment               1,136,026       1,136,026
                                          ----------      ----------
                                           4,001,642       4,001,642
     Less--accumulated depreciation        1,781,745       1,759,859
                                          ----------      ----------
                                           2,219,897       2,241,783
                                          ----------      ----------
                                          $2,439,272      $2,459,643
                                          ==========      ==========

                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners          $   38,752      $   31,001
     Accounts payable                          4,929           7,828
                                          ----------      ----------
         Total current liabilities            43,681          38,829
                                          ----------      ----------
PARTNERS' EQUITY:
     Limited Partners                      2,131,538       2,156,509
     General Partner-Del Taco, Inc.          264,053         264,305
                                          ----------      ----------
                                           2,395,591       2,420,814
                                          ----------      ----------
                                          $2,439,272      $2,459,643
                                          ==========      ==========

                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                     ----------------------      ----------------------
                                       2000          1999          2000          1999
                                     --------      --------      --------      --------
REVENUES:
     Rent                            $144,883      $130,880      $279,134      $256,537
     Interest                           1,489           925         2,367         2,082
     Other                                 75           175           375           600
                                     --------      --------      --------      --------
                                      146,447       131,980       281,876       259,219
                                     --------      --------      --------      --------
EXPENSES:
     General and administrative         9,621         9,935        30,875        31,026
     Depreciation                      10,943        10,943        21,886        21,886
                                     --------      --------      --------      --------
                                       20,564        20,878        52,761        52,912
                                     --------      --------      --------      --------
         Net income                  $125,883      $111,102      $229,115      $206,307
                                     ========      ========      ========      ========
     Net income per limited
        partnership unit             $  14.24      $  12.57      $  25.92      $  23.34
                                     ========      ========      ========      ========

                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 Six Months Ended
                                                                      June 30,
                                                              -----------------------
                                                                2000           1999
                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $ 229,115     $ 206,307
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                21,886        21,886
     (Increase) decrease in receivable from General Partner      (4,463)        3,234
     Decrease in deposits                                            --            30
     Increase in accounts payable and payable
        to limited partners                                       4,851         2,085
                                                              ---------     ---------
             Net cash provided by operating activities          251,389       233,542

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                 (254,338)     (247,447)
                                                              ---------     ---------
Net decrease in cash                                             (2,949)      (13,905)

Beginning cash balance                                          170,290       162,979
                                                              ---------     ---------
Ending cash balance                                           $ 167,341     $ 149,074
                                                              =========     =========

                         The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 2000, the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999 have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                        DEL TACO RESTAURANT PROPERTIES I

                                  JUNE 30, 2000

NOTE 3 - LEASING ACTIVITIES - CONTINUED

For the three months ended June 30, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,005,834 and net income of $61,342 as compared to $905,803 and $46,489 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense (1999 combined, unaudited net income amounts have been changed to measure net income on a consistent basis with the year 2000 presentation). For the three months ended June 30, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $201,525 as compared with $184,867 during the same period in 1999.

For the six months ended June 30, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,933,897 and net income of $105,100 as compared to $1,779,012 and $78,688 respectively, for the corresponding period in 1999. For the six months ended June 30, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $392,223 as compared with $358,800 during the same period in 1999.

For the three months and six months ended June 30, 2000, the Elkhorn Boulevard restaurant in Sacramento, California reported net income of $629 and a net loss of $3,187 as compared to net losses of $1,058 and $4,941 for the corresponding periods in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent receivable was collected on July 13, 2000.

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

NOTE 5 - DISTRIBUTIONS

On July 17, 2000, a distribution to the limited partners of $122,354, or approximately $13.98 per limited partnership unit, was approved. Such distribution was paid on July 18, 2000. The General Partner also received a distribution of $1,236 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
Riverside Avenue, Rialto, CA                  $ 22,228    $ 21,295    $ 43,455    $ 41,452

Elden Avenue, Moreno Valley, CA                 24,184      19,695      46,169      38,807

Foothill Boulevard, La Verne, CA                30,639      28,598      58,115      55,461

Baseline & Archibald, Rancho Cucamonga, CA      24,183      22,184      47,067      43,056

Elkhorn Boulevard, Sacramento, CA               15,843      15,070      30,222      28,907

Haven Avenue, Rancho Cucamonga, CA              27,806      24,038      54,106      48,854
                                              --------    --------    --------    --------
         Total                                $144,883    $130,880    $279,134    $256,537
                                              ========    ========    ========    ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $144,883 during the three month period ended June 30, 2000, which represents an increase of $14,003 from 1999. The partnership earned rental revenue of $279,134 during the six month period ended June 30, 2000, which represents an increase of $22,597 from 1999. The changes in rental revenue between 1999 and 2000 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                               Percentage of Total
                        General & Administrative Expense

                                                            Six Months Ended
                                                                June 30,
                                                          -------------------
                                                           2000         1999
                                                          ------       ------

        Accounting fees                                    65.58%       67.68%
        Distribution of information to Limited Partners    34.42        32.32
                                                          ------       ------
                                                          100.00%      100.00%
                                                          =======      ======

General and administrative costs for the six month period ended June 30, decreased from 1999 to 2000 due to decreased costs for the distribution of information to limited partners.

For the three month period ended June 30, 2000, net income increased $14,781 from 1999 to 2000 due to the increase in revenues of $14,467 and a $314 decrease in general and administrative expenses. For the six month period ended June 30, 2000, net income increased by $22,808 from 1999 to 2000 due to the increase in revenues of $22,657 and the decrease in general and administrative expenses of $151.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended June 30, 2000.

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


                                            DEL TACO RESTAURANT PROPERTIES I
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date: July 31, 2000                         /s/ Robert J. Terrano
                                            --------------------------------
                                                Robert J. Terrano
                                                Executive Vice President,
                                                Chief Financial Officer


Date: July 31, 2000                         /s/ C. Douglas Mitchell
                                            --------------------------------
                                                C. Douglas Mitchell
                                                Vice President and Corporate
                                                Controller

                                 EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

 27.1               Financial Data Schedule