Form 10-Q
period 2000-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2000-11-07
CIK 711213

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

FOR THE QUARTERLY PERIOD ENDED                SEPTEMBER 30, 2000               .

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I


PART I.  FINANCIAL INFORMATION                                           PAGE NUMBER
------------------------------                                           -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 2000 (Unaudited) and
     December 31, 1999                                                      3

Statements of Income for the three and nine months ended
     September 30, 2000 and 1999 (Unaudited)                                4

Statements of Cash Flows for the nine months ended
     September 30, 2000 and 1999 (Unaudited)                                5

Notes to Financial Statements                                               6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                 11

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS


                                             SEPTEMBER 30,    December 31,
                                                 2000             1999
                                             -------------    ------------
                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash                                     $  201,482      $  170,290
     Receivable from General Partner              51,484          46,970
     Deposits                                        600             600
                                              ----------      ----------
        Total current assets                     253,566         217,860
                                              ----------      ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                     1,852,482       1,852,482
     Buildings and improvements                1,013,134       1,013,134
     Machinery and equipment                   1,136,026       1,136,026
                                              ----------      ----------
                                               4,001,642       4,001,642
     Less--accumulated depreciation            1,792,688       1,759,859
                                              ----------      ----------
                                               2,208,954       2,241,783
                                              ----------      ----------
                                              $2,462,520      $2,459,643
                                              ==========      ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners              $   40,829      $   31,001
     Accounts payable                             10,000           7,828
                                              ----------      ----------
        Total current liabilities                 50,829          38,829
                                              ----------      ----------

PARTNERS' EQUITY:
     Limited Partners                          2,147,477       2,156,509
     General Partner-Del Taco, Inc.              264,214         264,305
                                              ----------      ----------
                                               2,411,691       2,420,814
                                              ----------      ----------
                                              $2,462,520      $2,459,643
                                              ==========      ==========




                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                       2000          1999          2000          1999
                                     --------      --------      --------      --------

REVENUES:
     Rent                            $155,809      $141,151      $434,944      $397,688
     Interest                           1,784         1,222         4,151         3,304
     Other                                350           353           725           953
                                     --------      --------      --------      --------
                                      157,943       142,726       439,820       401,945
                                     --------      --------      --------      --------

EXPENSES:
     General and administrative         7,311         7,199        38,186        38,225
     Depreciation                      10,943        10,943        32,829        32,829
                                     --------      --------      --------      --------
                                       18,254        18,142        71,015        71,054
                                     --------      --------      --------      --------

        Net income                   $139,689      $124,584      $368,805      $330,891
                                     ========      ========      ========      ========

     Net income per limited
        partnership unit             $  15.80      $  14.09      $  41.72      $  37.43
                                     ========      ========      ========      ========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   2000            1999
                                                                 ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $ 368,805       $ 330,891
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                   32,829          32,829
     (Increase) decrease in receivable from General Partner         (4,514)          2,179
     Decrease in deposits                                                -             113
     Increase in accounts payable and payable
        to limited partners                                         12,000             252
                                                                 ---------       ---------

           Net cash provided by operating activities               409,120         366,264


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                    (377,928)       (363,958)
                                                                 ---------       ---------

Net increase in cash                                                31,192           2,306

Beginning cash balance                                             170,290         162,979
                                                                 ---------       ---------
Ending cash balance                                              $ 201,482       $ 165,285
                                                                 =========       =========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 2000, the results of operations and cash flows for the nine month periods ended September 30, 2000 and 1999 have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                               SEPTEMBER 30, 2000


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

For the three months ended September 30, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,079,113 and net income of $68,143 as compared to $977,544 and $61,546 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $219,297 as compared with $198,717 during the same period in 1999.

For the nine months ended September 30, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,013,010 and net income of $173,243 as compared to $2,756,556 and $140,234 respectively, for the corresponding period in 1999. For the nine months ended September 30, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $611,520 as compared with $557,517 during the same period in 1999.

For the three months and nine months ended September 30, 2000, the Elkhorn Boulevard restaurant in Sacramento, California reported net income of $4,058 and $871 as compared to net losses of $1,986 and $6,927 for the corresponding periods in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent receivable was collected on October 13, 2000.

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

NOTE 5 - DISTRIBUTIONS

On October 13, 2000, a distribution to the limited partners of $154,097, or approximately $17.61 per limited partnership unit, was approved. Such distribution was paid on October 18, 2000. The General Partner also received a distribution of $1,557 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:


                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                  2000            1999            2000            1999
                                                --------        --------        --------        --------
Riverside Avenue, Rialto, CA                    $ 23,008        $ 22,671        $ 66,464        $ 64,123

Elden Avenue, Moreno Valley, CA                   25,134          20,736          71,304          59,543

Foothill Boulevard, La Verne, CA                  33,202          30,650          91,317          86,111

Baseline & Archibald, Rancho Cucamonga, CA        26,316          23,846          73,382          66,902

Elkhorn Boulevard, Sacramento, CA                 18,274          16,233          48,496          45,140

Haven Avenue, Rancho Cucamonga, CA                29,875          27,015          83,981          75,869
                                                --------        --------        --------        --------
        Total                                   $155,809        $141,151        $434,944        $397,688
                                                ========        ========        ========        ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $155,809 during the three month period ended September 30, 2000, which represents an increase of $14,658 from 1999. The partnership earned rental revenue of $434,944 during the nine month period ended September 30, 2000, which represents an increase of $37,256 from 1999. The changes in rental revenue between 1999 and 2000 are directly attributable to increases in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:


                                                     Percentage of Total
                                              General & Administrative Expense
                                              --------------------------------

                                                     Nine Months Ended
                                                       September 30,
                                                     2000         1999
                                                   -------       ------
Accounting fees                                      59.90%        67.68%
Distribution of
  information to
  Limited Partners                                   40.10         32.32
                                                    ------        ------
                                                    100.00%       100.00%
                                                    ======        ======

For the three month period ended September 30, 2000, net income increased $15,105 from 1999 to 2000 due to the increase in revenues of $15,217 which was partially offset by the $112 increase in general and administrative expenses. For the nine month period ended September 30, 2000, net income increased by $37,914 from 1999 to 2000 due to the increase in revenues of $37,875 and the $39 decrease in general and administrative expenses.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 2000.

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


                                            DEL TACO RESTAURANT PROPERTIES I
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  October 31, 2000                     /s/ Robert J. Terrano
                                            ----------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  October 31, 2000                     /s/ C. Douglas Mitchell
                                            ----------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------
27.1                     Financial Data Schedule