Form 10-K
period 2000-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2001-03-08
CIK 711213

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2000, the partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased two of the restaurants).

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

ITEM 2.  PROPERTIES

The partnership has acquired six properties with proceeds obtained from the sale of partnership units:

                                                      Date of                Restaurant                  Date of Commencement
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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 836 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA


                                FOR THE YEAR ENDED DECEMBER 31,

                          2000         1999         1998         1997         1996
                          ----         ----         ----         ----         ----

Rental revenue         $ 587,657    $ 537,905    $ 531,608    $ 487,280    $ 452,203

Interest and
  other income             7,054        4,832        4,924        5,109        2,902

Net income               503,811      451,648      445,860      403,356      365,387

Net income
  per limited
  partnership
  unit(1)                  57.00        51.09        50.44        45.63        41.34

Cash distributions
  per limited
  partnership unit         60.36        56.29        53.84        49.28        44.82

Total assets           2,443,133    2,459,643    2,497,164    2,515,808    2,543,173

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                 YEAR ENDED DECEMBER 31,

                                               2000       1999       1998
                                             --------   --------   --------

Riverside Avenue, Rialto, CA                 $ 88,097   $ 85,753   $ 85,545

Elden Avenue, Moreno Valley, CA                96,295     81,455     82,084

Foothill Boulevard, La Verne, CA              123,773    116,168    113,886

Baseline & Archibald, Rancho Cucamonga, CA     99,757     90,805     85,069

Elkhorn Boulevard, Sacramento, CA              67,124     60,554     55,132

Haven Avenue, Rancho Cucamonga, CA            112,611    103,170    109,892
                                             --------   --------   --------

          Total                              $587,657   $537,905   $531,608
                                             ========   ========   ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $587,657 during the year ended December 31, 2000, which represents an increase of $49,752 from 1999. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table breaks down general and administrative expenses by type of expense:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                         Year Ended December 31,
                       2000       1999       1998
                      ------     ------     ------

Accounting fees        64.18%     61.71%     59.86%
Distribution of
  information to
  limited partners     33.74      36.60      38.43
Other                   2.08       1.69       1.71
                      ------     ------     ------
                      100.00%    100.00%    100.00%
                      ======     ======     ======


General and administrative costs decreased by $189 from 1999 to 2000. Depreciation expense was the same in both 2000 and 1999.

Net income increased by $52,163 from 1999 to 2000 due to the increase in revenues of $51,974 and the $189 decrease in general and administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION


               INDEX                                  PAGE NUMBER
               -----                                  -----------


Report of Independent Public Accountants                     9

Balance Sheets at December 31, 2000 and 1999                10

Statements of Income for the years ended
  December 31, 2000, 1999 and 1998                          11

Statement of Changes in Partners' Equity for
  the three years ended December 31, 2000                   12

Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                          13

Notes to Financial Statements                            14-18

                                                          [ARTHUR ANDERSEN LOGO]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties, I:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for the three years ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 23, 2001

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                                DECEMBER 31,
                                            2000            1999
                                         ----------      ----------

                                ASSETS

CURRENT ASSETS:
     Cash                                $  190,915      $  170,290
     Receivable from Del Taco, Inc.          53,331          46,970
     Deposits                                   876             600
                                         ----------      ----------
         Total current assets               245,122         217,860
                                         ----------      ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                1,852,482       1,852,482
     Buildings and improvements           1,013,134       1,013,134
     Machinery and equipment              1,136,026       1,136,026
                                         ----------      ----------
                                          4,001,642       4,001,642
     Less--accumulated depreciation       1,803,631       1,759,859
                                         ----------      ----------
                                          2,198,011       2,241,783
                                         ----------      ----------

                                         $2,443,133      $2,459,643
                                         ==========      ==========

                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------

CURRENT LIABILITIES:
     Payable to limited partners         $   41,937      $   31,001
     Accounts payable                        10,153           7,828
                                         ----------      ----------
         Total current liabilities           52,090          38,829
                                         ----------      ----------

PARTNERS' EQUITY:
     Limited partners                     2,127,036       2,156,509
     General Partner-Del Taco, Inc.         264,007         264,305
                                         ----------      ----------
                                          2,391,043       2,420,814
                                         ----------      ----------

                                         $2,443,133      $2,459,643
                                         ==========      ==========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                            YEAR ENDED DECEMBER 31,

                                       2000          1999          1998
                                     --------      --------      --------

REVENUES:
     Rent                            $587,657      $537,905      $531,608
     Interest                           5,904         3,729         3,425
     Other                              1,150         1,103         1,499
                                     --------      --------      --------
                                      594,711       542,737       536,532
                                     --------      --------      --------

EXPENSES:
     General and administrative        47,128        47,317        46,900
     Depreciation                      43,772        43,772        43,772
                                     --------      --------      --------
                                       90,900        91,089        90,672
                                     --------      --------      --------

         Net income                  $503,811      $451,648      $445,860
                                     ========      ========      ========

     Net income per limited
        partnership unit             $  57.00      $  51.09      $  50.44
                                     ========      ========      ========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 2000

                                   Limited Partners
                                ----------------------        General
                                Units        Amount           Partner           Total
                                -----      -----------       ---------       -----------

Balance, December 31, 1997      8,751      $ 2,231,634       $ 264,953       $ 2,496,587

   Net income                      --          441,401           4,459           445,860

   Cash distributions              --         (471,072)         (4,616)         (475,688)
                                -----      -----------       ---------       -----------

Balance, December 31, 1998      8,751        2,201,963         264,796         2,466,759

   Net income                      --          447,132           4,516           451,648

   Cash distributions              --         (492,586)         (5,007)         (497,593)
                                -----      -----------       ---------       -----------

Balance, December 31, 1999      8,751        2,156,509         264,305         2,420,814

   Net income                      --          498,773           5,038           503,811

   Cash distributions              --         (528,246)         (5,336)         (533,582)
                                -----      -----------       ---------       -----------

Balance, December 31, 2000      8,751      $ 2,127,036       $ 264,007       $ 2,391,043
                                =====      ===========       =========       ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                   2000            1999            1998
                                                                 ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $ 503,811       $ 451,648       $ 445,860
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                   43,772          43,772          43,772
     Increase in payable to limited partners                        10,936           6,299          12,012
     (Increase) decrease in receivable from General Partner         (6,361)            863          (5,232)
     Increase (decrease) in accounts payable                         2,325           2,125            (828)
     (Increase) decrease in deposits                                  (276)            197            (197)
                                                                 ---------       ---------       ---------

             Net cash provided by operating activities             554,207         504,904         495,387

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                    (533,582)       (497,593)       (475,688)
                                                                 ---------       ---------       ---------

NET INCREASE IN CASH                                                20,625           7,311          19,699

BEGINNING CASH BALANCE                                             170,290         162,979         143,280
                                                                 ---------       ---------       ---------

ENDING CASH BALANCE                                              $ 190,915       $ 170,290       $ 162,979
                                                                 =========       =========       =========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000


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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000


NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of six properties leased as of December 31, 2000, 1999 and 1998, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The five restaurants operated by or affiliated with Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,065,829, $3,725,831 and $3,721,166 and unaudited net income of $250,957, $192,444 and
$207,430 for the years ended December 31, 2000, 1999 and 1998, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $831,309, $756,708 and $708,908 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Elkhorn Boulevard restaurant in Sacramento, California had unaudited net income of $6,945, and unaudited net losses of $9,658 and $13,373 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2000. The rent receivable was collected on January 11, 2001.

The General Partner received $5,336 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2000.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000


NOTE 5 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                           2000            1999            1998
                                         ---------       ---------       ---------

Net income per financial statements      $ 503,811       $ 451,648       $ 445,860
Excess tax depreciation                       (669)           (669)           (670)
                                         ---------       ---------       ---------

Taxable income                           $ 503,142       $ 450,979       $ 445,190
                                         =========       =========       =========


A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2000, is as follows:

Partners' equity per financial
  statements                                            $ 2,391,043

Issue costs of limited partnership
  units capitalized for tax purposes                        637,325

Excess tax depreciation                                    (139,340)

Other                                                           235
                                                        -----------

Net worth for tax purposes                              $ 2,889,263
                                                        ===========

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000


NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2000 were as follows:

                                           Cash                   Weighted             Number of Units
                                      Distributions per         Average Number          Outstanding at
                                     Limited Partnership          of Units                the End of
Quarter Ended                              Unit                 Outstanding                Quarter
-------------                        -------------------        --------------         ---------------

December 31, 1997                        $   14.21                 8,751                    8,751
March 31, 1998                               10.82                 8,751                    8,751
June 30, 1998                                13.34                 8,751                    8,751
September 30, 1998                           15.47                 8,751                    8,751
                                         ---------
   Total paid in 1998                    $   53.84
                                         =========

December 31, 1998                        $   15.08                 8,751                    8,751
March 31, 1999                               12.92                 8,751                    8,751
June 30, 1999                                13.18                 8,751                    8,751
September 30, 1999                           15.11                 8,751                    8,751
                                         ---------
   Total paid in 1999                    $   56.29
                                         =========

December 31, 1999                        $   15.19                 8,751                    8,751
March 31, 2000                               13.58                 8,751                    8,751
June 30, 2000                                13.98                 8,751                    8,751
September 30, 2000                           17.61                 8,751                    8,751
                                         ---------
   Total paid in 2000                    $   60.36
                                         =========


Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2000 amounted to $16.29 per limited partnership unit and were paid January 22, 2001.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name                             Title                                     Age
----                             -----                                     ---

Kevin K. Moriarty        Director, Chairman and Chief Executive Officer     54

C. Ronald Petty          President                                          56

Paul W. Hitzelberger     Executive Vice President, Franchise
                         Development/Relations                              56

Robert Terrano           Executive Vice President and Chief Financial
                         Officer                                            45

James D. Stoops          Executive Vice President, Operations               48

Janet D. Simmons         Senior Vice President, Purchasing                  44

Michael L. Annis         Vice President, Secretary and General Counsel      54

C. Douglas Mitchell      Vice President and Corporate Controller            50

Timothy A. Hackbardt     Vice President, Marketing                          37

Shirlene Lopez           Vice President, Corporate Development              36


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2001.

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

Paul W. Hitzelberger, Executive Vice President, Franchise Development/Relations of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development and relations. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 1999. From November 1995 to November 1999, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

(c) The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the partnership and any executive officer or director of its General Partner.

         During 2000, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

         (1) The General Partner earned $5,038 as its one percent share of the net income of the partnership.

         (2) The General Partner received $5,336 in distributions relating to its one percent interest in the partnership.

(b) During 2000, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2000 for any amount in excess of $60,000.

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


(b)      No reports on Form 8-K were filed during the last quarter of 2000.

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

                 DEL TACO RESTAURANT PROPERTIES I - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                                                                          Cost capitalized    Gross amount at
                                                    Initial cost           subsequent to      which carried at
                                                     to company             acquisition       close of period
                                           -------------------------------------------------------------------
                                               Land          Building &                      Land, buildings &
    Description                               & land          Improve-        Carrying         improvements
 (All Restaurants)         Encumbrances    improvements        ments           costs               Total
 -----------------         ------------    ------------      ----------       --------       -----------------

Rialto, CA                  $       --      $  274,837      $  150,310         $  --            $  425,147
Moreno Valley, CA                   --         353,557         193,362            --               546,919
La Verne, CA                        --         452,423         247,433            --               699,856
Rancho Cucamonga, CA                --         293,817         160,690            --               454,507
Sacramento, CA                      --         260,516         142,478            --               402,994
Rancho Cucamonga, CA                --         217,332         118,861            --               336,193
                            ----------      ----------      ----------         -----            ----------

                            $       --      $1,852,482      $1,013,134         $  --            $2,865,616
                            ==========      ==========      ==========         =====            ==========

                                                                           Life on which
                                                                       depreciation in latest
    Description             Accumulated      Date of         Date         income statement
 (All Restaurants)          depreciation   construction    acquired         is computed
 -----------------          ------------   ------------    --------    ----------------------

Rialto, CA                    $ 99,047         1984          1984          20(LI), 35(BI)
Moreno Valley, CA              127,416         1985          1985          20(LI), 35(BI)
La Verne, CA                   163,045         1985          1985          20(LI), 35(BI)
Rancho Cucamonga, CA           105,885         1985          1985          20(LI), 35(BI)
Sacramento, CA                  93,887         1985          1985          20(LI), 35(BI)
Rancho Cucamonga, CA            78,325         1985          1985          20(LI), 35(BI)
                              --------

                              $667,605
                              ========


                                                      Accumulated
                                      Restaurants     Depreciation
                                      -----------     ------------

Balances at December 31, 1997:        $2,865,616        $536,289
   Acquisitions                               --          43,772
   Sales                                      --              --
                                      ----------        --------
Balances at December 31, 1998:         2,865,616         580,061
   Acquisitions                               --          43,772
   Sales                                      --              --
                                      ----------        --------
Balances at December 31, 1999:         2,865,616         623,833
   Acquisitions                               --          43,772
   Sales                                      --              --
                                      ----------        --------
Balances at December 31, 2000:        $2,865,616        $667,605
                                      ==========        ========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               DEL TACO RESTAURANT PROPERTIES I
                                               ---------------------------------
                                               a California limited partnership

                                               Del Taco, Inc.
                                               General Partner



Date March 07, 2001                            Kevin K. Moriarty
     --------------                            ---------------------------------
                                               Kevin K. Moriarty
                                               Director, Chairman and Chief
                                               Executive Officer



Date March 07, 2001                            Michael L. Annis
     --------------                            ---------------------------------
                                               Michael L. Annis
                                               Vice President, Secretary and
                                               General Counsel




Date March 07, 2001                            Robert J. Terrano
     --------------                            ---------------------------------
                                               Robert J. Terrano
                                               Executive Vice President and
                                               Chief Financial Officer




Date March 07, 2001                            C. Douglas Mitchell
     --------------                            ---------------------------------
                                               C. Douglas Mitchell
                                               Vice President and Corporate
                                               Controller