Form 10-Q
period 2001-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2001-05-08
CIK 711213

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _______________.

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

                                     INDEX

                        DEL TACO RESTAURANT PROPERTIES I

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 2001 (Unaudited) and
     December 31, 2000                                            3

Statements of Income for the three months ended
     March 31, 2001 and 2000 (Unaudited)                          4

Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000 (Unaudited)                          5

Notes to Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                       11
----------

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS

                                        March 31,    December 31,
                                          2001           2000
                                       ----------    ------------
                                       (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash                                $  184,639     $  190,915
   Receivable from General Partner         52,895         53,331
   Deposits                                   738            876
                                       ----------     ----------
       Total current assets               238,272        245,122
                                       ----------     ----------

PROPERTY AND EQUIPMENT, at cost:
   Land and improvements                1,852,482      1,852,482
   Buildings and improvements           1,013,134      1,013,134
   Machinery and equipment              1,136,026      1,136,026
                                       ----------     ----------
                                        4,001,642      4,001,642
   Less--accumulated depreciation       1,814,574      1,803,631
                                       ----------     ----------
                                        2,187,068      2,198,011
                                       ----------     ----------

                                       $2,425,340     $2,443,133
                                       ==========     ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Payable to Limited Partners         $   45,820     $   41,937
   Accounts payable                        14,868         10,153
                                       ----------     ----------
       Total current liabilities           60,688         52,090
                                       ----------     ----------

PARTNERS' EQUITY:
   Limited Partners                     2,100,909      2,127,036
   General Partner-Del Taco, Inc.         263,743        264,007
                                       ----------     ----------
                                        2,364,652      2,391,043
                                       ----------     ----------

                                       $2,425,340     $2,443,133
                                       ==========     ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                   Three Months Ended
                                        March 31,
                                  ---------------------
                                    2001         2000
                                  --------     --------

REVENUES:
   Rent                           $147,651     $134,251
   Interest                          1,915          878
   Other                               700          300
                                  --------     --------
                                   150,266      135,429
                                  --------     --------

EXPENSES:
   General and administrative       21,736       21,254
   Depreciation                     10,943       10,943
                                  --------     --------
                                    32,679       32,197
                                  --------     --------

       Net income                 $117,587     $103,232
                                  ========     ========

   Net income per limited
      partnership unit            $  13.30     $  11.68
                                  ========     ========


                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                              ------------------------
                                                                2001           2000
                                                              ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $ 117,587      $ 103,232
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                  10,943         10,943
   Decrease (increase) in receivable from General Partner           436           (925)
   Decrease in deposits                                             138             --
   Increase in accounts payable and payable
      to limited partners                                         8,598         15,093
                                                              ---------      ---------

          Net cash provided by operating activities             137,702        128,343

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                 (143,978)      (134,289)
                                                              ---------      ---------

Net decrease in cash                                             (6,276)        (5,946)

Beginning cash balance                                          190,915        170,290
                                                              ---------      ---------

Ending cash balance                                           $ 184,639      $ 164,344
                                                              =========      =========


                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 2001, the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2001 and 2000.

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

                                 MARCH 31, 2001


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

For the three months ended March 31, 2001, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,014,558 and net income of $56,284 as compared to $928,063 and $43,758, respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2001, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $215,866 as compared with $190,697 during the same period in 2000.

For the three months ended March 31, 2001, the Elkhorn Boulevard restaurant in Sacramento, California reported net income of $3,306 as compared to a net loss of $3,816 for the corresponding period in 2000.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent receivable was collected on April 10, 2001.

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

NOTE 5 - DISTRIBUTIONS

On April 16, 2001, a distribution to the limited partners of $132,480, or approximately $15.14 per limited partnership unit, was approved. Such distribution was paid on April 18, 2001. The General Partner also received a distribution of $1,338 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                 2001         2000
                                               --------     --------

Riverside Avenue, Rialto, CA                   $ 21,478     $ 21,227

Elden Avenue, Moreno Valley, CA                  24,355       21,985

Foothill Boulevard, La Verne, CA                 30,755       27,477

Baseline & Archibald, Rancho Cucamonga, CA       25,905       22,884

Elkhorn Boulevard, Sacramento, CA                18,102       14,379

Haven Avenue, Rancho Cucamonga, CA               27,056       26,299
                                               --------     --------

       Total                                   $147,651     $134,251
                                               ========     ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $147,651 during the three month period ended March 31, 2001, which represents an increase of $13,400 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                            Percentage of Total
                     General & Administrative Expense
                     --------------------------------
                            Three Months Ended
                                 March 31,
                            ------------------
                             2001        2000
                            ------      ------

Accounting fees              71.54%      70.81%
Distribution of
  information to
  Limited Partners           28.46       29.19
                            ------      ------

                            100.00%     100.00%
                            ======      ======

General and administrative costs increased from 2000 to 2001 due to increased costs for printing and distribution of information to limited partners.

Net income increased by $14,355 from 2000 to 2001 due to the increase in revenues of $14,837 which was partially offset by the $482 increase in general and administrative expenses.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

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


                                             DEL TACO RESTAURANT PROPERTIES I
                                             (a California limited partnership)
                                             Registrant

                                             Del Taco, Inc.
                                             General Partner



Date:  May 1, 2001                           /s/ Robert J. Terrano
                                             --------------------------------
                                                 Robert J. Terrano
                                                 Executive Vice President,
                                                 Chief Financial Officer


Date:  May 1, 2001                           /s/ C. Douglas Mitchell
                                             --------------------------------
                                                 C. Douglas Mitchell
                                                 Vice President and Corporate
                                                 Controller