Form 10-Q
period 2001-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2001-08-08
CIK 711213

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

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES I


                                                                       PAGE NUMBER
                                                                       -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Supplementary Data

Balance Sheets at June 30, 2001 (Unaudited) and
     December 31, 2000                                                       3

Statements of Income for the three and six months ended
     June 30, 2001 and 2000 (Unaudited)                                      4

Statements of Cash Flows for the six months ended
     June 30, 2001 and 2000 (Unaudited)                                      5

Notes to Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                  11

                        DEL TACO RESTAURANT PROPERTIES I

                                 BALANCE SHEETS




                                         JUNE 30,         December 31,
                                           2001               2000
                                         -----------      ------------
                                         (UNAUDITED)
                             ASSETS

CURRENT ASSETS:
     Cash                                 $  193,852      $  190,915
     Receivable from General Partner          54,563          53,331
     Deposits                                    600             876
                                          ----------      ----------
        Total current assets                 249,015         245,122
                                          ----------      ----------


PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                 1,852,482       1,852,482
     Buildings and improvements            1,013,134       1,013,134
     Machinery and equipment               1,136,026       1,136,026
                                          ----------      ----------
                                           4,001,642       4,001,642
     Less--accumulated depreciation        1,825,517       1,803,631
                                          ----------      ----------
                                           2,176,125       2,198,011
                                          ----------      ----------

                                          $2,425,140      $2,443,133
                                          ==========      ==========

                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners          $   49,298      $   41,937
     Accounts payable                          8,659          10,153
                                          ----------      ----------
        Total current liabilities             57,957          52,090
                                          ----------      ----------


PARTNERS' EQUITY:
     Limited Partners                      2,103,414       2,127,036
     General Partner-Del Taco, Inc.          263,769         264,007
                                          ----------      ----------
                                           2,367,183       2,391,043
                                          ----------      ----------

                                          $2,425,140      $2,443,133
                                          ==========      ==========











   The accompanying notes are an integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                       2001          2000          2001          2000
                                     --------      --------      --------      --------

REVENUES:
     Rent                            $157,539      $144,883      $305,190      $279,134
     Interest                           1,205         1,489         3,120         2,367
     Other                                275            75           975           375
                                     --------      --------      --------      --------
                                      159,019       146,447       309,285       281,876
                                     --------      --------      --------      --------

EXPENSES:
     General and administrative        11,727         9,621        33,463        30,875
     Depreciation                      10,943        10,943        21,886        21,886
                                     --------      --------      --------      --------
                                       22,670        20,564        55,349        52,761
                                     --------      --------      --------      --------

        Net income                   $136,349      $125,883      $253,936      $229,115
                                     ========      ========      ========      ========

     Net income per limited
        partnership unit             $  15.43      $  14.24      $  28.73      $  25.92
                                     ========      ========      ========      ========






   The accompanying notes are an integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            2001             2000
                                                          ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $ 253,936       $ 229,115
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                            21,886          21,886
     Increase in receivable from General Partner             (1,232)         (4,463)
     Decrease in deposits                                       276               -
     Increase in accounts payable and payable
        to limited partners                                   5,867           4,851
                                                          ---------       ---------

           Net cash provided by operating activities        280,733         251,389


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                             (277,796)       (254,338)
                                                          ---------       ---------

Net increase (decrease) in cash                               2,937          (2,949)

Beginning cash balance                                      190,915         170,290
                                                          ---------       ---------

Ending cash balance                                       $ 193,852       $ 167,341
                                                          =========       =========



   The accompanying notes are an integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES I

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 2001, the results of operations and cash flows for the six month periods ended June 30, 2001 and 2000 have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                        DEL TACO RESTAURANT PROPERTIES I

                                  JUNE 30, 2001


NOTE 3 - LEASING ACTIVITIES - CONTINUED

For the three months ended June 30, 2001, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,080,919 and net income of $75,048 as compared to $1,005,834 and $61,342, respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 2001, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $231,904 as compared with $201,525 during the same period in 2000.

For the six months ended June 30, 2001, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $2,095,477 and net income of $131,332 as compared to $1,933,897 and $105,100, respectively, for the corresponding period in 2000. For the six months ended June 30, 2001, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $447,770 as compared with $392,223 during the same period in 2000.

For the three months and six months ended June 30, 2001, the Elkhorn Boulevard restaurant in Sacramento, California reported net income of $5,304 and $8,610 as compared to net income of $629 and a net loss of $3,187 for the corresponding periods in 2000.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent receivable was collected on July 10, 2001.

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

NOTE 5 - DISTRIBUTIONS

On July 18, 2001, a distribution to the limited partners of $138,159, or approximately $15.79 per limited partnership unit, was approved. Such distribution was paid on July 20, 2001. The General Partner also received a distribution of $1,396 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2001 and 2000:


                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                                  2001          2000          2001          2000
                                                --------      --------      --------      --------

Riverside Avenue, Rialto, CA                    $ 22,996      $ 22,228      $ 44,474      $ 43,455

Elden Avenue, Moreno Valley, CA                   26,103        24,184        50,458        46,169

Foothill Boulevard, La Verne, CA                  33,035        30,639        63,790        58,115

Baseline & Archibald, Rancho Cucamonga, CA        27,828        24,183        53,733        47,067

Elkhorn Boulevard, Sacramento, CA                 19,595        15,843        37,697        30,222

Haven Avenue, Rancho Cucamonga, CA                27,982        27,806        55,038        54,106
                                                --------      --------      --------      --------

        Total                                   $157,539      $144,883      $305,190      $279,134
                                                ========      ========      ========      ========





The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $157,539 during the three month period ended June 30, 2001, which represents an increase of $12,656 from 2000. The partnership earned rental revenue of $305,190 during the six month period ended June 30, 2001, which represents an increase of $26,056 from 2000. The changes in rental revenue between 2000 and 2001 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:


                                        Percentage of Total
                                 General & Administrative Expense

                                         Six Months Ended
                                             June 30,
                                       2001           2000
                                      ------          ------
Accounting fees                        69.26%         65.58%
Distribution of information
   to Limited Partners                 30.74          34.42
                                      ------         ------

                                      100.00%        100.00%
                                      ======         ======



General and administrative costs for the six month period ended June 30, increased from 2000 to 2001 due to increased costs for income tax preparation and annual audit fees.

For the three month period ended June 30, 2001, net income increased $10,466 from 2000 to 2001 due to the increase in revenues of $12,572 which was partially offset by the $2,106 increase in general and administrative expenses. For the six month period ended June 30, 2001, net income increased by $24,821 from 2000 to 2001 due to an increase in revenues of $27,409 which was partially offset by an increase in general and administrative expenses of $2,588.

In accordance with recent U.S. Government regulations, the partnership is required to file annual K-1 income tax forms with the Internal Revenue Service electronically beginning in 2002 for the year ending December 31, 2001. In order to comply with this regulation, the partnership will incur additional costs to lease software to 1) prepare the tax forms electronically and 2) maintain the underlying partnership database.

The General Partner and outside consultants are evaluating available software and expect to select a software package in the third calendar quarter of 2001. Estimates of additional general and administrative costs to lease the software range from $1,000 to $6,000 in 2001 (the conversion year) and range from $2,500 to $4,000 in each subsequent year.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 2001.

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


                                            DEL TACO RESTAURANT PROPERTIES I
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  July 31, 2001                        /s/ Robert J. Terrano
                                            ---------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  July 31, 2001                        /s/ C. Douglas Mitchell
                                            -----------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller