Form 10-K
period 2001-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2002-03-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission file no. 2-80930

DEL TACO RESTAURANT PROPERTIES I

(A California limited partnership)
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3852699 (I.R.S. Employer Identification Number)

23041 Avenida de La Carlota Laguna Hills, California (Address of principal executive offices)	92653 (Zip Code)

Registrant’s telephone number, including area code: (949) 462-9300

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

      Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

PART I

Item 1. Business

The partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The partnership’s General Partner is Del Taco, Inc., a California corporation (“General Partner”). The partnership sold 8,751 units totaling $4.375 million through an offering of limited partnership units from March 1983 through March 1984. The term of the partnership agreement is until April 30, 2022 unless terminated earlier by means provided in the partnership agreement.

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2001, the partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased two of the restaurants).

The partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the partnership. Limited partners have no right to participate in the management or conduct of the partnership’s business affairs.

Item 2. Properties

The partnership has acquired six properties with proceeds obtained from the sale of partnership units:

Date of
		Date of	Restaurant	Commencement
Address	City, State	Acquisition	Constructed	of Operation (1)

Riverside Avenue	Rialto, CA	September 28, 1984	60 seat with drive through service window	February 12, 1985

Elden Avenue	Moreno Valley, CA	March 8, 1985	60 seat with drive through service window	June 30, 1985

Foothill Boulevard	La Verne, CA	April 16, 1985	60 seat with drive through service window	November 6, 1985

Baseline & Archibald	Rancho Cucamonga, CA	July 10, 1985	60 seat with drive through service window	November 26, 1985

Elkhorn Boulevard	Sacramento, CA	August 22, 1985	60 seat with drive through service window	January 15, 1986

Haven Avenue	Rancho Cucamonga, CA	September 20, 1985	60 seat with drive through service window	February 14, 1986

(1)	Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

PART II

Item 3. Legal Proceedings

The partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 816 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

Rental revenue	$637,217	$587,657	$537,905	$531,608	$487,280
Interest and other income	6,837	7,054	4,832	4,924	5,109
Net income	550,813	503,811	451,648	445,860	403,356
Net income per limited partnership unit (1)	62.31	57.00	51.09	50.44	45.63
Cash distributions per limited partnership unit	65.14	60.36	56.29	53.84	49.28
Total assets	2,421,831	2,443,133	2,459,643	2,497,164	2,515,808
Long-term obligations	None	None	None	None	None

(1)	The net income per limited partnership unit was calculated based upon 8,751 weighted average units outstanding for all years presented.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

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

The following table sets forth rental revenue earned by restaurant for the year:

	Year Ended December 31,

	2001	2000	1999

Riverside Avenue, Rialto, CA	$93,813	$88,097	$85,753
Elden Avenue, Moreno Valley, CA	109,006	96,295	81,455
Foothill Boulevard, La Verne, CA	132,549	123,773	116,168
Baseline & Archibald, Rancho Cucamonga, CA	110,375	99,757	90,805
Elkhorn Boulevard, Sacramento, CA	77,249	67,124	60,554
Haven Avenue, Rancho Cucamonga, CA	114,225	112,611	103,170

Total	$637,217	$587,657	$537,905

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $637,217 during the year ended December 31, 2001, which represents an increase of $49,560 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Admin. Expense

	Year Ended December 31,

	2001	2000	1999

Accounting fees	56.95%	64.18%	61.71%
Distribution of information to limited partners	41.07	33.74	36.60
Other	1.98	2.08	1.69

	100.00%	100.00%	100.00%

General and administrative costs increased by $2,341 from 2000 to 2001. The increase was caused primarily by additional costs incurred during the fourth quarter of 2001 to lease new software. The new software was needed as a result of U.S. Government regulations which require the partnership to electronically file annual K-1 income tax forms with the Internal Revenue Service. The new software will prepare and electronically file the income tax forms and maintain the underlying partnership database.

Depreciation expense was the same in both 2001 and 2000.

Net income increased by $47,002 from 2000 to 2001 due to the increase in revenues of $49,343 offset by the $2,341 increase in general and administrative expenses.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be held and used or disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties, I:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Real Estate and Accumulated Depreciation Schedule III is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

	December 31,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash	$210,853	$190,915
Receivable from Del Taco, Inc.	56,139	53,331
Deposits	600	876

Total current assets	267,592	245,122

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less — accumulated depreciation	1,847,403	1,803,631

	2,154,239	2,198,011

	$2,421,831	$2,443,133

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$46,293	$41,937
Accounts payable	9,456	10,153

Total current liabilities	55,749	52,090

PARTNERS’ EQUITY:
Limited partners	2,102,324	2,127,036
General Partner-Del Taco, Inc.	263,758	264,007

	2,366,082	2,391,043

	$2,421,831	$2,443,133

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

REVENUES:
Rent	$637,217	$587,657	$537,905
Interest	5,387	5,904	3,729
Other	1,450	1,150	1,103

	644,054	594,711	542,737

EXPENSES:
General and administrative	49,469	47,128	47,317
Depreciation	43,772	43,772	43,772

	93,241	90,900	91,089

Net income	$550,813	$503,811	$451,648

Net income per limited partnership unit	$62.31	$57.00	$51.09

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Three years ended December 31, 2001

	Limited Partners
			General
	Units	Amount	Partner	Total

Balance, December 31, 1998	8,751	$2,201,963	$264,796	$2,466,759
Net income	—	447,132	4,516	451,648
Cash distributions	—	(492,586)	(5,007)	(497,593)

Balance, December 31, 1999	8,751	2,156,509	264,305	2,420,814
Net income	—	498,773	5,038	503,811
Cash distributions	—	(528,246)	(5,336)	(533,582)

Balance, December 31, 2000	8,751	2,127,036	264,007	2,391,043
Net income	—	545,305	5,508	550,813
Cash distributions	—	(570,017)	(5,757)	(575,774)

Balance, December 31, 2001	8,751	$2,102,324	$263,758	$2,366,082

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550,813	$503,811	$451,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,772	43,772	43,772
(Increase) decrease in receivable from General Partner	(2,808)	(6,361)	863
(Increase) decrease in deposits	276	(276)	197
Increase in payable to limited partners	4,356	10,936	6,299
Increase (decrease) in accounts payable	(697)	2,325	2,125

Net cash provided by operating activities	595,712	554,207	504,904
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(575,774)	(533,582)	(497,593)

Net increase in cash	19,938	20,625	7,311
Beginning cash balance	190,915	170,290	162,979

Ending cash balance	$210,853	$190,915	$170,290

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be held and used or disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale.

Concentration of Risk: The six restaurants leased to Del Taco make up almost all of the income producing assets of the partnership and contributed all of the partnership’s rent revenue for the three years ended December 31, 2001. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

NOTE 2 — PARTNERS’ EQUITY

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 3 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of six properties leased as of December 31, 2001, 2000 and 1999, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The five restaurants operated by or affiliated with Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,390,347, $4,065,829 and $3,725,831 and unaudited net income of $279,518, $250,957 and $192,444 for the years ended December 31, 2001, 2000 and 1999, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $919,794, $831,309 and $756,708 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Elkhorn Boulevard restaurant in Sacramento, California had unaudited net income of $11,764 and $6,945 and an unaudited net loss of $9,658 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 4 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2001. The rent receivable was collected on January 11, 2002.

The General Partner received $5,757 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2001.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 5 — INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2001	2000	1999

Net income per financial statements	$550,813	$503,811	$451,648
Tax depreciation (over) under book depreciation	1,314	(669)	(669)

Taxable income	$552,127	$503,142	$450,979

     A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2001, is as follows:

Partners’ equity per financial statements	$2,366,082
Issue costs of limited partnership units capitalized for tax purposes	637,325
Excess tax depreciation	(138,026)
Other	235

Net worth for tax purposes	$2,865,616

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2001 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter

December 31, 1998	$15.08	8,751	8,751
March 31, 1999	12.92	8,751	8,751
June 30, 1999	13.18	8,751	8,751
September 30, 1999	15.11	8,751	8,751

Total paid in 1999	$56.29

December 31, 1999	$15.19	8,751	8,751
March 31, 2000	13.58	8,751	8,751
June 30, 2000	13.98	8,751	8,751
September 30, 2000	17.61	8,751	8,751

Total paid in 2000	$60.36

December 31, 2000	$16.29	8,751	8,751
March 31, 2001	15.14	8,751	8,751
June 30, 2001	15.79	8,751	8,751
September 30, 2001	17.92	8,751	8,751

Total paid in 2001	$65.14

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2001 amounted to $18.05 per limited partnership unit and were paid January 30, 2002.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2001:
Revenues	$150,266	$159,019	$167,183	$167,586
Net income	117,587	136,349	150,296	146,581
Net income per limited partnership unit	13.30	15.43	17.00	16.58
Year ended December 31, 2000:
Revenues	$135,429	$146,447	$157,943	$154,892
Net income	103,232	125,883	139,689	135,007
Net income per limited partnership unit	11.68	14.24	15.80	15.28

PART III

Item 9. Disagreements on Accounting and Financial Disclosure

None

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a)  & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age

Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	55
C. Ronald Petty	President	57
Robert J. Terrano	Executive Vice President and Chief Financial Officer	46
James D. Stoops	Executive Vice President, Operations	49
Janet D. Simmons	Executive Vice President, Purchasing	45
Michael L. Annis	Vice President, Secretary and General Counsel	55
Timothy A. Hackbardt	Vice President, Marketing	38
Shirlene Lopez	Vice President, Corporate Development	37

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2002.

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

C. Ronald Petty, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald’s Corporation. He was employed by McDonald’s in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny’s 1993-1996; President and CEO of Peter Piper Pizza 1996-1999; President of Del Taco December 1999-present.

Robert J. Terrano, Executive Vice President and Chief Financial Officer of Del Taco, Inc. From May 1994 to April 1995, Mr. Terrano served as Chief Financial Officer for Denny’s, Inc. in Spartanburg, S.C. From August 1983 to May 1994, he served with Burger King Corporation, Miami Florida, in a variety of positions, most recently as Division Controller. Mr. Terrano joined Del Taco, Inc. in April 1995.

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

Janet D. Simmons, Executive Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Simmons was with Denny’s Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Simmons was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Simmons has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 2000. From November 1995 to November 2000, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c)	The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the partnership and any executive officer or director of its General Partner.

During 2001, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $5,508 as its one percent share of the net income of the partnership.

(2)	The General Partner received $5,757, in distributions relating to its one percent interest in the partnership.

(b)	During 2001, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2001 for any amount in excess of $60,000.

(d)	Not applicable.

PART IV

Item 14(a)(1) and (2). Exhibits, Financial Statements Schedules, and Reports on Form 8-K

Financial statement schedules:

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	No reports on Form 8-K were filed during the last quarter of 2001.

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

DEL TACO RESTAURANT PROPERTIES I — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period
									Life on which
		Land	Building &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$105,541	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	135,770	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	173,735	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	—	454,507	112,827	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	100,043	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	83,461	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$—	$2,865,616	$711,377

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 1998:	$2,865,616	$580,061
Additions	—	43,772
Retirements	—	—

Balances at December 31, 1999:	2,865,616	623,833
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2000:	2,865,616	667,605
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2001:	$2,865,616	$711,377

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I a California limited partnership

Del Taco, Inc. General Partner

Date March 07, 2002	Kevin K. Moriarty Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date March 07, 2002	Michael L. Annis Michael L. Annis Vice President, Secretary and General Counsel

Date March 07, 2002	Robert J. Terrano Robert J. Terrano Executive Vice President and Chief Financial Officer