Form 10-Q
period 2002-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2002-05-13
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002	.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DEL TACO RESTAURANT PROPERTIES I

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001	3

Statements of Income for the three months ended March 31, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURE	11

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$185,314	$210,853
Receivable from General Partner	57,017	56,139
Deposits	1,106	600

Total current assets	243,437	267,592

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less— accumulated depreciation	1,858,346	1,847,403

	2,143,296	2,154,239

	$2,386,733	$2,421,831

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to Limited Partners	$48,791	$46,293
Accounts payable	4,209	9,456

Total current liabilities	53,000	55,749

PARTNERS’ EQUITY:
Limited Partners	2,070,298	2,102,324
General Partner-Del Taco, Inc.	263,435	263,758

	2,333,733	2,366,082

	$2,386,733	$2,421,831

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

REVENUES:
Rent	$160,122	$147,651
Interest	729	1,915
Other	400	700

	161,251	150,266

EXPENSES:
General and administrative	23,097	21,736
Depreciation	10,943	10,943

	34,040	32,679

Net income	$127,211	$117,587

Net income per limited partnership unit	$14.39	$13.30

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,211	$117,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,943	10,943
(Increase) decrease in receivable from General Partner	(878)	436
(Increase) decrease in deposits	(506)	138
(Decrease) increase in accounts payable and payable to limited partners	(2,749)	8,598

Net cash provided by operating activities	134,021	137,702
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(159,560)	(143,978)

Net decrease in cash	(25,539)	(6,276)
Beginning cash balance	210,853	190,915

Ending cash balance	$185,314	$184,639

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at March 31, 2002, the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2002 and 2001.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2002

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

For the three months ended March 31, 2002, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,104,552 and net income of $67,005 as compared to $1,014,558 and $56,284, respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $229,797 as compared with $215,866 during the same period in 2001.

For the three months ended March 31, 2002, the Elkhorn Boulevard restaurant in Sacramento, California reported a net loss of $7,518 as compared to net income of $3,306 for the corresponding period in 2001.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent receivable was collected on April 12, 2002.

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

NOTE 5 — DISTRIBUTIONS

On April 18, 2002, a distribution to the limited partners of $130,208, or approximately $14.88 per limited partnership unit, was approved. Such distribution was paid on April 19, 2002. The General Partner also received a distribution of $1,315 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,

	2002	2001

Riverside Avenue, Rialto, CA	$24,166	$21,478
Elden Avenue, Moreno Valley, CA	28,946	24,355
Foothill Boulevard, La Verne, CA	33,922	30,755
Baseline & Archibald, Rancho Cucamonga, CA	27,576	25,905
Elkhorn Boulevard, Sacramento, CA	17,708	18,102
Haven Avenue, Rancho Cucamonga, CA	27,804	27,056

Total	$160,122	$147,651

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $160,122 during the three month period ended March 31, 2002, which represents an increase of $12,471 from 2001. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,

	2002	2001

Accounting fees	69.06%	71.54%
Distribution of information to Limited Partners	30.94	28.46

	100.00%	100.00%

General and administrative costs increased from 2001 to 2002 due to increased costs for the annual audit and income tax preparation and the additional costs incurred in 2002 to lease new software.

Net income increased by $9,624 from 2001 to 2002 due to the increase in revenues of $10,985 which was partially offset by the $1,361 increase in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant Del Taco, Inc. General Partner

Date: May 1, 2002	/s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer