Form 10-Q
period 2002-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2002-08-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                .

Commission file no. 0-16191

DEL TACO RESTAURANT PROPERTIES I

a California limited partnership
(Exact name of registrant as specified in its charter)

California	95-3852699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

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

DEL TACO RESTAURANT PROPERTIES I

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at June 30, 2002 and December 31, 2001 (Unaudited)	3

Statements of Income for the three and six months ended June 30, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURE	11

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$215,505	$210,853
Receivable from General Partner	55,848	56,139
Deposits	600	600

Total current assets	271,953	267,592

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less— accumulated depreciation	1,869,289	1,847,403

	2,132,353	2,154,239

	$2,404,306	$2,421,831

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to Limited Partners	$56,602	$46,293
Accounts payable	3,279	9,456

Total current liabilities	59,881	55,749

PARTNERS’ EQUITY:
Limited Partners	2,080,884	2,102,324
General Partner-Del Taco, Inc.	263,541	263,758

	2,344,425	2,366,082

	$2,404,306	$2,421,831

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,		June 30,
	2002	2001	2002	2001

REVENUES:
Rent	$166,877	$157,539	$326,999	$305,190
Interest	618	1,205	1,347	3,120
Other	—	275	400	975

	167,495	159,019	328,746	309,285

EXPENSES:
General and administrative	14,337	11,727	37,434	33,463
Depreciation	10,943	10,943	21,886	21,886

	25,280	22,670	59,320	55,349

Net income	$142,215	$136,349	$269,426	$253,936

Net income per limited partnership unit	$16.09	$15.43	$30.48	$28.73

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$269,426	$253,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,886	21,886
Decrease (increase) in receivable from General Partner	291	(1,232)
Decrease in deposits	—	276
Increase in accounts payable and payable to limited partners	4,132	5,867

Net cash provided by operating activities	295,735	280,733

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(291,083)	(277,796)

Net increase in cash	4,652	2,937
Beginning cash balance	210,853	190,915

Ending cash balance	$215,505	$193,852

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at June 30, 2002, the results of operations and cash flows for the six month periods ended June 30, 2002 and 2001 have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 3 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. (“Del Taco”) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2019 to 2020. There is no minimum rental under any of the leases.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2002

NOTE 3 — LEASING ACTIVITIES — continued

For the three months ended June 30, 2002, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,156,684 and net income of $83,194 as compared to $1,080,919 and $75,048, respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $233,960 as compared with $231,904 during the same period in 2001.

For the six months ended June 30, 2002, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $2,261,236 and net income of $150,199 as compared to $2,095,477 and $131,332, respectively, for the corresponding period in 2001. For the six months ended June 30, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $463,757 as compared with $447,770 during the same period in 2001.

For the three months and six months ended June 30, 2002, the Elkhorn Boulevard restaurant in Sacramento, California reported unaudited net income of $4,190 and a net loss of $3,328 as compared to unaudited net income of $5,304 and $8,610 for the corresponding periods in 2001.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent receivable was collected on July 15, 2002.

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

NOTE 5 — DISTRIBUTIONS

On July 18, 2002, a distribution to the limited partners of $152,364, or approximately $17.41 per limited partnership unit, was approved. Such distribution was paid on July 29, 2002. The General Partner also received a distribution of $1,539 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

Riverside Avenue, Rialto, CA	$25,881	$22,996	$50,047	$44,474
Elden Avenue, Moreno Valley, CA	30,807	26,103	59,753	50,458
Foothill Boulevard, La Verne, CA	36,200	33,035	70,121	63,790
Baseline & Archibald, Rancho Cucamonga, CA	28,075	27,828	55,651	53,733
Elkhorn Boulevard, Sacramento, CA	17,404	19,595	35,112	37,697
Haven Avenue, Rancho Cucamonga, CA	28,510	27,982	56,315	55,038

Total	$166,877	$157,539	$326,999	$305,190

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $166,877 during the three month period ended June 30, 2002, which represents an increase of $9,338 from 2001. The partnership earned rental revenue of $326,999 during the six month period ended June 30, 2002, which represents an increase of $21,809 from 2001. The changes in rental revenue between 2001 and 2002 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Six Months Ended
	June 30,

	2002	2001

Accounting fees	70.33%	69.26%
Distribution of information to Limited Partners	29.67	30.74

	100.00%	100.00%

General and administrative costs for the six month period ended June 30, increased from 2001 to 2002 due to increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

For the three month period ended June 30, 2002, net income increased $5,866 from 2001 to 2002 due to the increase in revenues of $8,476 which was partially offset by the $2,610 increase in general and administrative expenses. For the six month period ended June 30, 2002, net income increased by $15,490 from 2001 to 2002 due to an increase in revenues of $19,461 which was partially offset by an increase in general and administrative expenses of $3,971.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial condition.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

No reports on Form 8-K were filed during the six months ended June 30, 2002. However, a Form 8-K was filed on July 31, 2002 to note a change in registrant’s independent certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	August 14, 2002	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

     99.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002