Form 10-Q
period 2002-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2002-11-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

DEL TACO RESTAURANT PROPERTIES I

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at September 30, 2002 and December 31, 2001 (Unaudited)	3

Statements of Income for the three and nine months ended September 30, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURE	13

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$225,626	$210,853
Receivable from General Partner	55,442	56,139
Deposits	911	600

Total current assets	281,979	267,592

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,880,232	1,847,403

	2,121,410	2,154,239

	$2,403,389	$2,421,831

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to Limited Partners	$55,490	$46,293
Accounts payable	2,330	9,456

Total current liabilities	57,820	55,749

PARTNERS’ EQUITY:
Limited Partners	2,082,016	2,102,324
General Partner-Del Taco, Inc.	263,553	263,758

	2,345,569	2,366,082

	$2,403,389	$2,421,831

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Rent	$171,582	$165,621	$498,581	$470,810
Interest	728	1,262	2,075	4,383
Other	625	300	1,025	1,275

	172,935	167,183	501,681	476,468

EXPENSES:
General and administrative	6,945	5,944	44,379	39,407
Depreciation	10,943	10,943	32,829	32,829

	17,888	16,887	77,208	72,236

Net income	$155,047	$150,296	$424,473	$404,232

Net income per limited partnership unit	$17.54	$17.00	$48.02	$45.73

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$424,473	$404,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,829	32,829
(Increase) decrease in receivable from General Partner	697	(1,548)
(Increase) decrease in deposits	(311)	276
Increase in accounts payable and payable to limited partners	2,071	7,375

Net cash provided by operating activities	459,759	443,164

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(444,986)	(417,351)

Net increase in cash	14,773	25,813
Beginning cash balance	210,853	190,915

Ending cash balance	$225,626	$216,728

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at September 30, 2002, the results of operations and cash flows for the nine month periods ended September 30, 2002 and 2001 have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

For the three months ended September 30, 2002, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,193,337 and net income of $84,402 as compared to $1,144,128 and $79,727 respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $236,510 as compared with $236,043 during the same period in 2001.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2002

NOTE 3 — LEASING ACTIVITIES — continued

For the nine months ended September 30, 2002, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,454,573 and net income of $234,601 as compared to $3,239,605 and $211,059 respectively, for the corresponding period in 2001. For the nine months ended September 30, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $700,267 as compared with $683,813 during the same period in 2001.

For the three months and nine months ended September 30, 2002, the Elkhorn Boulevard restaurant in Sacramento, California reported unaudited net losses of $2,709 and $6,037 as compared to unaudited net income of $4,481 and $13,091 for the corresponding periods in 2001.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent receivable was collected on October 14, 2002.

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

NOTE 5 — DISTRIBUTIONS

On October 16, 2002, a distribution to the limited partners of $163,484, or approximately $18.68 per limited partnership unit, was approved. Such distribution was paid on October 24, 2002. The General Partner also received a distribution of $1,651 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Riverside Avenue, Rialto, CA	$27,194	$25,177	$77,240	$69,651
Elden Avenue, Moreno Valley, CA	31,139	28,457	90,892	78,915
Foothill Boulevard, La Verne, CA	36,393	33,950	106,514	97,741
Baseline & Archibald, Rancho Cucamonga, CA	28,381	28,325	84,032	82,057
Elkhorn Boulevard, Sacramento, CA	18,137	20,001	53,250	57,697
Haven Avenue, Rancho Cucamonga, CA	30,338	29,711	86,653	84,749

Total	$171,582	$165,621	$498,581	$470,810

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $171,582 during the three month period ended September 30, 2002, which represents an increase of $5,961 from 2001. The partnership earned rental revenue of $498,581 during the nine month period ended September 30, 2002, which represents an increase of $27,771 from 2001. The changes in rental revenue between 2001 and 2002 are directly attributable to increases in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Nine Months Ended
	September 30,

	2002	2001

Accounting fees	64.65%	65.79%
Distribution of information to Limited Partners	35.35	34.21

	100.00%	100.00%

General and administrative costs for the nine month period ended September 30, increased from 2001 to 2002 due to increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

For the three month period ended September 30, 2002, net income increased $4,751 from 2001 to 2002 due to the increase in revenues of $ 5,752 which was partially offset by the $1,001 increase in general and administrative expenses. For the nine month period ended September 30, 2002, net income increased by $20,241 from 2001 to 2002 due to the increase in revenues of $25,213 which was partially offset by the $4,972 increase in general and administrative expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission Filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c)	Asset-Backed issuers:

Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

A Form 8-K was filed on July 31, 2002 to note a change in registrant’s independent certifying accountant.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date: November 14, 2002	/s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002