Form 10-K
period 2002-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2003-03-27
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission file no. 0-16191

DEL TACO RESTAURANT PROPERTIES I

(A California limited partnership)
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3852699 (I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2002, the partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased two of the restaurants).

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

PART II

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

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes as of December 31, 2002, 2001 and 2000 and Item 7.

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

Rental revenue	$671,021	$637,217	$587,657	$537,905	$531,608
Interest and other income	3,885	6,837	7,054	4,832	4,924
General and administrative expense	52,662	49,469	47,128	47,317	46,900
Depreciation expense	43,772	43,772	43,772	43,772	43,772
Net income	578,472	550,813	503,811	451,648	445,860
Net Income per limited partnership unit (1)	65.44	62.31	57.00	51.09	50.44
Cash distributions per limited partnership unit	69.02	65.14	60.36	56.29	53.84
Total assets	2,396,792	2,421,831	2,443,133	2,459,643	2,497,164
Long-term obligations	None	None	None	None	None

(1)	The net income per limited partnership unit was calculated based upon 8,751 weighted average units outstanding for all years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, results of operations, liquidity and capital resources, and off balance sheet arrangements and contractual obligations contained within this report on Form 10-K is more clearly understood when read in conjunction with the notes to the financial statements. The notes to the financial statements elaborate on certain terms that are used throughout this discussion and provide information about the partnership and the basis of presentation used in this report on Form 10-K.

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

The Partnership’s only source of cash flow is rental income from the properties from the triple net leases. Such operating income has historically been and is expected to continue to be sufficient to fund the Partnership’s operating expenses. Net cash provided by operating activities in excess of the Partnership’s ongoing needs is distributed to the partners.

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The partnership owns six properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants to Del Taco franchisees, one of which is affiliated with Del Taco).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — (Continued)

The following table sets forth rental revenue earned by restaurant for the year:

	Year Ended December 31,

	2002	2001	2000

Riverside Avenue, Rialto, CA	$104,700	$93,813	$88,097
Elden Avenue, Moreno Valley, CA	120,993	109,006	96,295
Foothill Boulevard, La Verne, CA	143,164	132,549	123,773
Baseline & Archibald, Rancho Cucamonga, CA	112,040	110,375	99,757
Elkhorn Boulevard, Sacramento, CA	71,613	77,249	67,124
Haven Avenue, Rancho Cucamonga, CA	118,511	114,225	112,611

Total	$671,021	$637,217	$587,657

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $671,021 during the year ended December 31, 2002, which represents an increase of $33,804 from 2001. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The partnership earned rental revenue of $637,217 during the year ended December 31, 2001, which represents an increase of $49,560 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Admin. Expense

	Year Ended December 31,

	2002	2001	2000

Accounting fees	59.21%	56.95%	64.18%
Distribution of information to limited partners	38.22	41.07	33.74
Other	2.57	1.98	2.08

	100.00%	100.00%	100.00%

General and administrative costs increased by $3,193 from 2001 to 2002. The increase was caused primarily by increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

General and administrative costs increased by $2,341 from 2000 to 2001. The increase was caused primarily by additional costs incurred during the fourth quarter of 2001 to lease new software. The new software was needed as a result of U.S. Government regulations which require the partnership to electronically file annual K-1 income tax forms with the Internal Revenue Service. The new software prepares and electronically files the income tax forms and maintains the underlying partnership database.

Depreciation expense was the same in both 2002 and 2001.

Net income increased by $27,659 from 2001 to 2002 due to the increase in revenues of $30,852 offset by the $3,193 increase in general and administrative expenses.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have an impact on the Company’s results of operations or financial condition.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in Item 8 of this Form 10-K.

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

The partnership accounts for property and equipment in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties I:

In our opinion, the accompanying balance sheet and the related statements of income, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I (A California Limited Partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Del Taco Restaurant Properties I as of December 31, 2001, and for each of the two years ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

PricewaterhouseCoopers LLP
Orange County, California
January 22, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$227,271	$210,853
Receivable from Del Taco, Inc.	58,246	56,139
Deposits	808	600

Total current assets	286,325	267,592

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,891,175	1,847,403

	2,110,467	2,154,239

	$2,396,792	$2,421,831

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$60,029	$46,293
Accounts payable	2,330	9,456

Total current liabilities	62,359	55,749

PARTNERS’ EQUITY:
Limited partners	2,070,991	2,102,324
General Partner-Del Taco, Inc.	263,442	263,758

	2,334,433	2,366,082

	$2,396,792	$2,421,831

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

REVENUES:
Rent	$671,021	$637,217	$587,657
Interest	2,660	5,387	5,904
Other	1,225	1,450	1,150

	674,906	644,054	594,711

EXPENSES:
General and administrative	52,662	49,469	47,128
Depreciation	43,772	43,772	43,772

	96,434	93,241	90,900

Net income	$578,472	$550,813	$503,811

Net income per limited partnership unit	$65.44	$62.31	$57.00

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Three years ended December 31, 2002

	Limited Partners		General
	Units	Amount	Partner	Total

Balance, December 31, 1999	8,751	$2,156,509	$264,305	$2,420,814
Net income	—	498,773	5,038	503,811
Cash distributions	—	(528,246)	(5,336)	(533,582)

Balance, December 31, 2000	8,751	2,127,036	264,007	2,391,043
Net income	—	545,305	5,508	550,813
Cash distributions	—	(570,017)	(5,757)	(575,774)

Balance, December 31, 2001	8,751	2,102,324	263,758	2,366,082
Net income	—	572,687	5,785	578,472
Cash distributions	—	(604,020)	(6,101)	(610,121)

Balance, December 31, 2002	8,751	$2,070,991	$263,442	$2,334,433

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$578,472	$550,813	$503,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,772	43,772	43,772
Increase in receivable from General Partner	(2,107)	(2,808)	(6,361)
(Increase) decrease in deposits	(208)	276	(276)
Increase in payable to limited partners	13,736	4,356	10,936
Increase (decrease) in accounts payable	(7,126)	(697)	2,325

Net cash provided by operating activities	626,539	595,712	554,207
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(610,121)	(575,774)	(533,582)

Net increase in cash	16,418	19,938	20,625
Beginning cash balance	210,853	190,915	170,290

Ending cash balance	$227,271	$210,853	$190,915

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements: In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have an impact on the Company’s financial position or results of operations.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2002 and 2001

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

Concentration of Risk: The six restaurants leased to Del Taco make up almost all of the income producing assets of the partnership and contributed all of the partnership’s rent revenue for the three years ended December 31, 2002. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2002 and 2001

NOTE 3 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of six properties leased as of December 31, 2002, 2001 and 2000, two of which have been subleased to Del Taco franchisees (one of which is affiliated with Del Taco, Inc.)

The five restaurants operated by or affiliated with Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,658,176, $4,390,347 and $4,065,829 and unaudited net income of $327,169, $279,518 and $250,957 for the years ended December 31, 2002, 2001 and 2000, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $933,667, $919,794 and $831,309 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 4 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2002. The rent receivable was collected on January 15, 2003.

The General Partner received $6,101 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2002.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

The General Partner provides certain minimal managerial and accounting services to the Partnership at no cost.

DEL TACO RESTAURANT PROPERTIES I NOTES TO FINANCIAL STATEMENTS — CONTINUED December 31, 2002 and 2001

NOTE 5 — INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2002	2001	2000

Net income per financial statements	$578,472	$550,813	$503,811
Tax depreciation (over) under book depreciation	5,644	1,314	(669)

Taxable income	$584,116	$552,127	$503,142

     A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2002, is as follows:

Partners’ equity per financial statements	$2,334,433
Issue costs of limited partnership units capitalized for tax purposes	637,325
Excess tax depreciation	(132,382)
Other	235

Net worth for tax purposes	$2,839,611

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2002 and 2001

NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2002 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter

December 31, 1999	$15.19	8,751	8,751
March 31, 2000	13.58	8,751	8,751
June 30, 2000	13.98	8,751	8,751
September 30, 2000	17.61	8,751	8,751

Total paid in 2000	$60.36

December 31, 2000	$16.29	8,751	8,751
March 31, 2001	15.14	8,751	8,751
June 30, 2001	15.79	8,751	8,751
September 30, 2001	17.92	8,751	8,751

Total paid in 2001	$65.14

December 31, 2001	$18.05	8,751	8,751
March 31, 2002	14.88	8,751	8,751
June 30, 2002	17.41	8,751	8,751
September 30, 2002	18.68	8,751	8,751

Total paid in 2002	$69.02

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2002 amounted to $18.35 per limited partnership unit and were paid January 31, 2003.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2002 and 2001

NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2002:
Revenues	$161,251	$167,495	$172,935	$173,225
Net income	127,211	142,215	155,047	153,999
Net income per limited partnership unit	14.39	16.09	17.54	17.42
Year ended December 31, 2001:
Revenues	$150,266	$159,019	$167,183	$167,586
Net income	117,587	136,349	150,296	146,581
Net income per limited partnership unit	13.30	15.43	17.00	16.58

Item 9. Disagreements on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a)  & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age

Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	56
C. Ronald Petty	President	58
Robert J. Terrano	Executive Vice President and Chief Financial Officer	47
James D. Stoops	Executive Vice President, Operations	50
Janet D. Erickson	Executive Vice President, Purchasing	46
Shirlene Lopez	Executive Vice President, Operations Services	38
Michael L. Annis	Vice President, Secretary and General Counsel	56
Timothy A. Hackbardt	Vice President, Marketing	39

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2003.

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

Janet D. Erickson, Executive Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Erickson was with Denny’s Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Erickson was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Erickson has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

Shirlene Lopez, Executive Vice President, Operations Services of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design and in 1997, to Vice President, Corporate Development & Design. Ms. Lopez has held her current position since February 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c)	The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the partnership and any executive officer or director of its General Partner.

During 2002, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $5,785 as its one percent share of the net income of the partnership.

(2)	The General Partner received $6,101, in distributions relating to its one percent interest in the partnership.

(b)	During 2002, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2002 for any amount in excess of $60,000.

(d)	Not applicable.

Item 14. Controls and Procedures

There were no significant changes in the partnership’s internal control or other factors that could significantly affect these controls subsequent to February 28, 2003, the date the partnerships’ evaluation of them.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Public Accountants Balance Sheets Statements of Income Statements of Changes in Partners’ Equity Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedule Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2002.

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Partners of
Del Taco Restaurant Properties I:

Our audit of the financial statements referred to in our report dated January 22, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
Orange County, California
January 22, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES I — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
Description	Encumbrances	to company		acquisition	close of period
						Accumulated	Date of	Date	Life on which depreciation in latest
		Land	Building &		Land, buildings &	depreciation	construction	acquired	income statement
(All Restaurants)		& land	Improve-	Carrying	improvements				is computed
		improvements	ments	costs	Total

Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$112,035	1984	1984	20(LI), 35(BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	144,124	1985	1985	20(LI), 35(BI)
La Verne, CA	—	452,423	247,433	—	699,856	184,425	1985	1985	20(LI), 35(BI)
Rancho Cucamonga, CA	—	293,817	160,690	—	454,507	119,769	1985	1985	20(LI), 35(BI)
Sacramento, CA	—	260,516	142,478	—	402,994	106,199	1985	1985	20(LI), 35(BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	88,597	1985	1985	20(LI), 35(BI)

	$—	$1,852,482	$1,013,134	$—	$2,865,616	$755,149

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 1999:	$2,865,616	$623,833
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2000:	2,865,616	667,605
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2001:	2,865,616	711,377
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2002:	$2,865,616	$755,149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I a California limited partnership

Del Taco, Inc. General Partner

Date March 07, 2003	Kevin K. Moriarty Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date March 07, 2003	Michael L. Annis Michael L. Annis Vice President, Secretary and General Counsel

Date March 07, 2003	Robert J. Terrano Robert J. Terrano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002