Form 10-Q
period 2003-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2003-05-15
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

DEL TACO RESTAURANT PROPERTIES I

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2003	2002

	ASSETS
CURRENT ASSETS:
Cash	$207,401	$227,271
Receivable from Del Taco, Inc.	60,359	58,246
Deposits	1,297	808

Total current assets	269,057	286,325

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,902,118	1,891,175

	2,099,524	2,110,467

	$2,368,581	$2,396,792

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$62,689	$60,029
Accounts payable	6,636	2,330

Total current liabilities	69,325	62,359

PARTNERS’ EQUITY:
Limited partners	2,036,166	2,070,991
General partner-Del Taco, Inc.	263,090	263,442

	2,299,256	2,334,433

	$2,368,581	$2,396,792

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

RENTAL REVENUE	$169,874	$160,122

EXPENSES:
General and administrative	32,956	23,097
Depreciation	10,943	10,943

	43,899	34,040

Operating income	125,975	126,082
OTHER INCOME:
Interest	640	729
Other	450	400

Net income	$127,065	$127,211

Net income per limited partnership unit	$14.37	$14.39

Number of units used in computing per unit amounts	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,065	$127,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,943	10,943
Increase in receivable from Del Taco, Inc.	(2,113)	(878)
Increase in deposits	(489)	(506)
Increase (decrease) in accounts payable and payable to limited partners	6,966	(2,749)

Net cash provided by operating activities	142,372	134,021
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(162,242)	(159,560)

Net decrease in cash	(19,870)	(25,539)
Beginning cash balance	227,271	210,853

Ending cash balance	$207,401	$185,314

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1 — BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2003 and December 31, 2002, the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002 have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

     Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2003 and 2002.

     Pursuant to the partnership agreement, annual partnership net income is allocated one percent to Del Taco, Inc. (Del Taco or the General Partner) and 99 percent to the limited partners. A partnership net loss in any year will be allocated 24 percent to the General Partner and 76 percent to the limited partners until the losses so allocated equal income previously allocated. Any additional losses will be allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses. Additional gains will be allocated 24 percent to the General Partner and 76 percent to the limited partners.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2003

NOTE 3 — LEASING ACTIVITIES

     The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

     For the three months ended March 31, 2003, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,168,601 and net income of $89,697 as compared to $1,104,552 and $67,005, respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $247,014 as compared with $229,797 during the same period in 2002.

     For the three months ended March 31, 2003, the Elkhorn Boulevard restaurant in Sacramento, California reported unaudited net income of $5,824 as compared to an unaudited net loss of $7,518 for the corresponding period in 2002.

NOTE 4 — TRANSACTIONS WITH DEL TACO

     The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent receivable was collected in April, 2003.

     Del Taco serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco for operation under the Del Taco trade name.

     In addition, see Note 5 with respect to certain distributions to the General Partner.

NOTE 5 — DISTRIBUTIONS

     On April 11, 2003, a distribution to the limited partners of $138,314, or approximately $15.81 per limited partnership unit, was approved. Such distribution was paid on April 25, 2003. The General Partner also received a distribution of $1,397 with respect to its 1% partnership interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Del Taco Restaurant Properties I (the Partnership or the Company) offered limited partnership units for sale between March 1983 and March 1984. 15% of the $4.375 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse Del Taco, Inc. (the General Partner or Del Taco) for offering costs incurred. Approximately $4 million of the remaining funds were used to acquire sites and build six restaurants.

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

     The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,

	2003	2002

Riverside Avenue, Rialto, CA	$27,024	$24,166
Elden Avenue, Moreno Valley, CA	28,153	28,946
Foothill Boulevard, La Verne, CA	34,260	33,922
Baseline & Archibald, Rancho Cucamonga, CA	29,642	27,576
Elkhorn Boulevard, Sacramento, CA	19,382	17,708
Haven Avenue, Rancho Cucamonga, CA	31,413	27,804

Total	$169,874	$160,122

     The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $169,874 during the three month period ended March 31, 2003, which represents an increase of $9,752 from 2002. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

     The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,

	2003	2002

Accounting fees	76.02%	69.06%
Distribution of information to limited partners	23.98	30.94

	100.00%	100.00%

     General and administrative costs increased from 2002 to 2003 due to increased quarterly costs for income tax preparation and printing costs. The increase in income tax preparation fees was caused by the timing of services by the income tax preparer.

     Net income decreased by $146 from 2002 to 2003 due to the increase in expenses of $9,859 and the decrease in interest and other income of $39, which were partially offset by the $9,752 increase in revenues.

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45’s initial recognition and initial measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002 and has not entered into any guarantees since December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes it has no variable interest entities to which Interpretation 46 would apply.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2002 Form 10-K.

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

Item 2a. Quantitative and Qualitative Disclosures About Market Risk.

     None.

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

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date: May 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002