Form 10-Q
period 2003-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2003-08-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

DEL TACO RESTAURANT PROPERTIES I

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$239,656	$227,271
Receivable from Del Taco, Inc.	62,742	58,246
Deposits	1,133	808

Total current assets	303,531	286,325

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,913,061	1,891,175

	2,088,581	2,110,467

	$2,392,112	$2,396,792

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$68,026	$60,029
Accounts payable	4,360	2,330

Total current liabilities	72,386	62,359

PARTNERS’ EQUITY:
Limited partners	2,056,431	2,070,991
General partner-Del Taco, Inc.	263,295	263,442

	2,319,726	2,334,433

	$2,392,112	$2,396,792

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

RENTAL REVENUES	$185,229	$166,877	$355,103	$326,999

EXPENSES:
General and administrative	15,006	14,337	47,962	37,434
Depreciation	10,943	10,943	21,886	21,886

	25,949	25,280	69,848	59,320

Operating income	159,280	141,597	285,255	267,679
OTHER INCOME:
Interest	526	618	1,166	1,347
Other	375	—	825	400

Net income	$160,181	$142,215	$287,246	$269,426

Net income per limited partnership unit	$18.12	$16.09	$32.50	$30.48

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,246	$269,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,886	21,886
(Increase) decrease in receivable from Del Taco, Inc.	(4,496)	291
Increase in deposits	(325)	—
Increase in accounts payable and payable to limited partners	10,027	4,132

Net cash provided by operating activities	314,338	295,735
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(301,953)	(291,083)

Net increase in cash	12,385	4,652
Beginning cash balance	227,271	210,853

Ending cash balance	$239,656	$215,505

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002 have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2003

NOTE 3 — LEASING ACTIVITIES — continued

For the three months ended June 30, 2003, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,275,552 and unaudited net income of $104,740 as compared to $1,156,684 and $83,194, respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $268,024 as compared with $233,960 during the same period in 2002.

For the six months ended June 30, 2003, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,444,154 and unaudited net income of $194,437 as compared to $2,261,236 and $150,199, respectively, for the corresponding period in 2002. For the six months ended June 30, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $515,038 as compared with $463,757 during the same period in 2002.

For the three and six months ended June 30, 2003, the Elkhorn Boulevard restaurant in Sacramento, California reported unaudited net income of $321 and $6,145 as compared to unaudited net income of $4,190 and an unaudited net loss of $3,328 for the corresponding periods in 2002.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent receivable was collected in July 2003.

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

NOTE 5 — DISTRIBUTIONS

On July 18, 2003, a distribution to the limited partners of $164,964, or approximately $18.66 per limited partnership unit, was approved. Such distribution was paid on July 25, 2003. The General Partner also received a distribution of $1,666 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2003 were $162,242 and $139,711, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties I (the Partnership or the Company) offered limited partnership units for sale between March 1983 and March 1984. 15% of the $4.4 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse Del Taco Inc. (the General Partner or Del Taco) for offering costs incurred. Approximately $4.0 million of the remaining funds were used to acquire sites and build six restaurants.

The six restaurants leased to Del Taco make up almost all of the income producing assets of the Partnership. Therefore, the business of the Partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

Results of Operations

The Partnership owns six properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants to Del Taco franchisees, one of which is affiliated with Del Taco).

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Riverside Avenue, Rialto, CA	$28,277	$25,881	$55,301	$50,047
Elden Avenue, Moreno Valley, CA	32,151	30,807	60,304	59,753
Foothill Boulevard, La Verne, CA	36,729	36,200	70,989	70,121
Baseline & Archibald, Rancho Cucamonga, CA	32,163	28,075	61,805	55,651
Elkhorn Boulevard, Sacramento, CA	20,336	17,404	39,718	35,112
Haven Avenue, Rancho Cucamonga, CA	35,573	28,510	66,986	56,315

Total	$185,229	$166,877	$355,103	$326,999

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $185,229 during the three month period ended June 30, 2003, which represents an increase of $18,352 from 2002. The Partnership earned rental revenue of $355,103 during the six month period ended June 30, 2003, which represents an increase of $28,104 from 2002. The changes in rental revenue between 2002 and 2003 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Accounting fees	46.43%	59.37%	70.40%	70.33%
Distribution of information to Limited Partners	53.57%	40.63%	29.60%	29.67%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and six month periods ended June 30, increased from 2002 to 2003 due to costs incurred in changing auditors and increased costs for printing and mailing, and audit and tax preparation fees.

For the three month period ended June 30, 2003, net income increased $17,966 from 2002 to 2003 due to the increase in revenues of $18,352 and the increase in interest and other income of $283 which were partially offset by the $669 increase in general and administrative expenses. For the six month period ended June 30, 2003, net income increased by $17,820 from 2002 to 2003 due to an increase in revenues of $28,104 and the increase in interest and other income of $244 which were partially offset by an increase in general and administrative expenses of $10,528.

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

The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

(c)	Asset-Backed issuers:

Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

During the three months ended June 30, 2003, the following reports on Form 8-K were filed:

On April 11, 2003, Form 8-K was filed re: the dismissal of Pricewaterhouse Coopers LLP as the Partnership’s independent public accountants.

On May 13, 2003, Form 8-K was filed re: the selection of KPMG LLP as the Partnership’s independent public accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	August 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002