Form 10-Q
period 2003-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2003-11-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

INDEX

DEL TACO RESTAURANT PROPERTIES I

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$255,486	$227,271
Receivable from Del Taco, Inc.	61,721	58,246
Deposits	1,030	808

Total current assets	318,237	286,325

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,924,004	1,891,175

	2,077,638	2,110,467

	$2,395,875	$2,396,792

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$70,843	$60,029
Accounts payable	2,330	2,330

Total current liabilities	73,173	62,359

PARTNERS’ EQUITY:
Limited partners	2,059,377	2,070,991
General partner-Del Taco, Inc.	263,325	263,442

	2,322,702	2,334,433

	$2,395,875	$2,396,792

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

RENTAL REVENUES	$188,957	$171,582	$544,060	$498,581

EXPENSES:
General and administrative	9,249	6,945	57,211	44,379
Depreciation	10,943	10,943	32,829	32,829

	20,192	17,888	90,040	77,208

Operating income	168,765	153,694	454,020	421,373
OTHER INCOME:
Interest	490	728	1,656	2,075
Other	351	625	1,176	1,025

Net income	$169,606	$155,047	$456,852	$424,473

Net income per limited partnership unit	$19.19	$17.54	$51.68	$48.02

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$456,852	$424,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,829	32,829
(Increase) decrease in receivable from Del Taco, Inc.	(3,475)	697
Increase in deposits	(222)	(311)
Increase in accounts payable and payable to limited partners	10,814	2,071

Net cash provided by operating activities	496,798	459,759
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(468,583)	(444,986)

Net increase in cash	28,215	14,773
Beginning cash balance	227,271	210,853

Ending cash balance	$255,486	$225,626

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2003 and December 31, 2002, the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002 have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2003

NOTE 3 — LEASING ACTIVITIES – continued

For the three months ended September 30, 2003, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,303,866 and unaudited net income of $96,330 as compared to $1,193,337 and $84,402 respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $270,775 as compared with $236,510 during the same period in 2002.

For the nine months ended September 30, 2003, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,748,020 and unaudited net income of $290,767 as compared to $3,454,573 and $234,601 respectively, for the corresponding period in 2002. For the nine months ended September 30, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $785,808 as compared with $700,267 during the same period in 2002.

For the three months and nine months ended September 30, 2003, the Elkhorn Boulevard restaurant in Sacramento, California reported an unaudited net loss of $3,110 and unaudited net income of $3,035 as compared to unaudited net losses of $2,709 and $6,037 for the corresponding periods in 2002.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent receivable was collected in October 2003.

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

NOTE 5 — DISTRIBUTIONS

On October 15, 2003, a distribution to the limited partners of $177,847, or approximately $20.32 per limited partnership unit, was approved. Such distribution was paid on October 31, 2003. The General Partner also received a distribution of $1,796 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2003 were $162,242, $139,711 and $166,630, respectively.

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

Results of Operations

The Partnership owns six properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants to Del Taco franchisees).

The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Riverside Avenue, Rialto, CA	$29,335	$27,194	$84,636	$77,240
Elden Avenue, Moreno Valley, CA	32,606	31,139	92,910	90,892
Foothill Boulevard, La Verne, CA	38,700	36,393	109,689	106,514
Baseline & Archibald, Rancho Cucamonga, CA	32,493	28,381	94,298	84,032
Elkhorn Boulevard, Sacramento, CA	19,503	18,137	59,221	53,250
Haven Avenue, Rancho Cucamonga, CA	36,320	30,338	103,306	86,653

Total	$188,957	$171,582	$544,060	$498,581

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $188,957 during the three month period ended September 30, 2003, which represents an increase of $17,375 from 2002. The Partnership earned rental revenue of $544,060 during the nine month period ended September 30, 2003, which represents an increase of $45,479 from 2002. The changes in rental revenue between 2002 and 2003 are directly attributable to increases in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Accounting fees	40.20%	48.30%	65.52%	64.65%
Distribution of information to Limited Partners	59.80%	51.70%	34.48%	35.35%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and nine month periods ended September 30, increased from 2002 to 2003 due to costs incurred in changing auditors and increased costs for printing and mailing, and audit and tax preparation fees.

For the three month period ended September 30, 2003, net income increased $14,559 from 2002 to 2003 due to the increase in revenues of $17,375, which was partially offset by the $2,304 increase in general and administrative expenses and the $512 decrease in interest and other income. For the nine month period ended September 30, 2003, net income increased by $32,379 from 2002 to 2003 due to the increase in revenues of $45,479, which was partially offset by the $12,832 increase in general and administrative expenses and the $268 decrease in interest and other income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Recent Accounting Pronouncements – (continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes it has no variable interest entities to which Interpretation 46 would apply.

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

The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date:	November 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President, Chief Financial Officer

Exhibit Index

31.1 Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002