Form 10-K
period 2003-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2004-03-30
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes         No  X

PART I

Item 1. Business

Del Taco Restaurant Properties I, (the Partnership) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco, Inc., a California corporation (Del Taco or the General Partner). The Partnership sold 8,751 units totaling $4.375 million through an offering of limited partnership units from March 1983 through March 1984. The term of the partnership agreement is until April 30, 2022 unless terminated earlier by means provided in the partnership agreement.

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2003, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).

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

Item 2. Properties

The Partnership has acquired six properties with proceeds obtained from the sale of partnership units:

Date of
		Date of	Restaurant	Commencement
Address	City, State	Acquisition	Constructed	of Operation (1)
Riverside Avenue	Rialto, CA	September 28, 1984	60 seat with drive through service window	February 12, 1985

Elden Avenue	Moreno Valley, CA	March 8, 1985	60 seat with drive through service window	June 30, 1985

Foothill Boulevard	La Verne, CA	April 16, 1985	60 seat with drive through service window	November 6, 1985

Baseline & Archibald	Rancho Cucamonga, CA	July 10, 1985	60 seat with drive through service window	November 26, 1985

Elkhorn Boulevard	Sacramento, CA	August 22, 1985	60 seat with drive through service window	January 15, 1986

Haven Avenue	Rancho Cucamonga, CA	September 20, 1985	60 seat with drive through service window	February 14, 1986

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

Item 3. Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The Partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 776 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Rental revenues	$738,302	$671,021	$637,217	$587,657	$537,905
General and administrative expense	68,221	52,662	49,469	47,128	47,317
Depreciation expense	43,772	43,772	43,772	43,772	43,772
Interest and other income	3,387	3,885	6,837	7,054	4,832
Net income	629,696	578,472	550,813	503,811	451,648
Net income per limited partnership unit	71.24	65.44	62.31	57.00	51.09
Cash distributions per limited partnership unit	73.33	69.02	65.14	60.36	56.29
Total assets	2,393,624	2,396,792	2,421,831	2,443,133	2,459,643
Long-term obligations	None	None	None	None	None

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

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

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

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The Partnership owns six properties that are under long-term lease to Del Taco for restaurant operations. Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations – (Continued)

The following table sets forth rental revenues earned by restaurant for the year:

	Year Ended December 31,
	2003	2002	2001
Riverside Avenue, Rialto, CA	$113,123	$104,700	$93,813
Elden Avenue, Moreno Valley, CA	126,539	120,993	109,006
Foothill Boulevard, La Verne, CA	150,592	143,164	132,549
Baseline & Archibald, Rancho Cucamonga, CA	128,031	112,040	110,375
Elkhorn Boulevard, Sacramento, CA	79,409	71,613	77,249
Haven Avenue, Rancho Cucamonga, CA	140,608	118,511	114,225

Total	$738,302	$671,021	$637,217

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $738,302 during the year ended December 31, 2003, which represents an increase of $67,281 from 2002. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The Partnership earned rental revenues of $671,021 during the year ended December 31, 2002, which represents an increase of $33,804 from 2001. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Administrative Expense

	Year Ended December 31,
	2003	2002	2001
Accounting fees	53.58%	59.21%	56.95%
Distribution of information to limited partners	44.70	38.22	41.07
Other	1.72	2.57	1.98

	100.00%	100.00%	100.00%

General and administrative costs increased by $15,559 from 2002 to 2003. The increase was caused primarily by increased costs for income tax preparation, annual audit fees, accounting services and printing and mailing costs, as well as additional incremental costs incurred to change auditors and maintain regulatory compliance standards required of public registrants.

General and administrative costs increased by $3,193 from 2001 to 2002. The increase was caused primarily by increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Depreciation expense was the same in both 2003 and 2002.

Net income increased by $51,224 from 2002 to 2003 due to the increase in revenues of $67,281 offset by the $15,559 increase in general and administrative expenses and the $498 decrease in other income.

Net income increased by $27,659 from 2001 to 2002 due to the increase in revenues of $33,804 offset by the $3,193 increase in general and administrative expenses and the $2,952 decrease in other income.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R would apply.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in Item 8 of this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

(KPMG LETTERHEAD)

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Del Taco Restaurant Properties I:

We have audited the accompanying balance sheet of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2003, and the related statements of income, partners’ equity and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Orange County, California
February 13, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties I:

In our opinion, the accompanying balance sheet and the related statements of income, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I (A California Limited Partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Del Taco Restaurant Properties I for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$259,810	$227,271
Receivable from Del Taco, Inc.	66,193	58,246
Deposits	926	808

Total current assets	326,929	286,325

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less — accumulated depreciation	1,934,947	1,891,175

	2,066,695	2,110,467

	$2,393,624	$2,396,792

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$75,514	$60,029
Accounts payable	2,207	2,330

Total current liabilities	77,721	62,359

PARTNERS’ EQUITY:
Limited partners	2,052,646	2,070,991
General partner-Del Taco, Inc.	263,257	263,442

	2,315,903	2,334,433

	$2,393,624	$2,396,792

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
RENTAL REVENUES:	$738,302	$671,021	$637,217

EXPENSES:
General and administrative	68,221	52,662	49,469
Depreciation	43,772	43,772	43,772

Operating income	626,309	574,587	543,976
OTHER INCOME:
Interest	2,162	2,660	5,387
Other	1,225	1,225	1,450

Net income	$629,696	$578,472	$550,813

Net income per limited partnership unit	$71.24	$65.44	$62.31

Number of units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF PARTNERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2000	8,751	$2,127,036	$264,007	$2,391,043
Net income	—	545,305	5,508	550,813
Cash distributions	—	(570,017)	(5,757)	(575,774)

Balance, December 31, 2001	8,751	2,102,324	263,758	2,366,082
Net income	—	572,687	5,785	578,472
Cash distributions	—	(604,020)	(6,101)	(610,121)

Balance, December 31, 2002	8,751	2,070,991	263,442	2,334,433
Net income	—	623,399	6,297	629,696
Cash distributions	—	(641,744)	(6,482)	(648,226)

Balance, December 31, 2003	8,751	$2,052,646	$263,257	$2,315,903

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$629,696	$578,472	$550,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,772	43,772	43,772
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(7,947)	(2,107)	(2,808)
(Increase) decrease in deposits	(118)	(208)	276
Increase in payable to limited partners	15,485	13,736	4,356
Decrease in accounts payable	(123)	(7,126)	(697)

Net cash provided by operating activities	680,765	626,539	595,712
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(648,226)	(610,121)	(575,774)

Net increase in cash	32,539	16,418	19,938
Beginning cash balance	227,271	210,853	190,915

Ending cash balance	$259,810	$227,271	$210,853

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties I, a California limited partnership (the Partnership), was formed on November 30, 1982, for the purpose of acquiring real property in California for construction of six Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner or Del Taco), for operation under the Del Taco trade name.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R would apply.

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

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale.

Concentration of Risk: The six restaurants leased to Del Taco make up almost all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2003. Therefore, the business of the Partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

NOTE 2 — PARTNERS’ EQUITY

Pursuant to the partnership agreement, annual partnership net income is allocated one percent to the General Partner and 99 percent to the limited partners. A partnership net loss in any year is to be allocated 24 percent to the General Partner and 76 percent to the limited partners until the losses so allocated equal income previously allocated. Any additional losses are to be allocated one percent to the General Partner and 99 percent to the limited partners.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

Partnership gains from any sale or refinancing are to be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses. Additional gains are to be allocated 24 percent to the General Partner and 76 percent to the limited partners.

In 1986, the General Partner contributed additional capital of $280,000 to the Partnership in order to provide funds necessary to complete the sixth and final restaurant.

NOTE 3 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of six properties leased as of December 31, 2003, 2002 and 2001, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2003.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,085,592, $4,658,176 and $4,390,347 and unaudited net income of $399,920, $327,169 and $279,518 for the years ended December 31, 2003, 2002 and 2001, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,066,924, $933,667 and $919,794 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 4 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2003. The rent receivable was collected in January 2004.

The General Partner received $6,482 in distributions relating to its one percent interest in the Partnership for the year ended December 31, 2003.

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 5 — INCOME TAXES

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2003	2002	2001
Net income per financial statements	$629,696	$578,472	$550,813
Tax depreciation under book depreciation	11,642	5,644	1,314

Taxable income	$641,338	$584,116	$552,127

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2003, is as follows (unaudited):

Partners’ equity per financial statements	$2,315,903
Issue costs of limited partnership units capitalized for tax purposes	637,325
Excess tax depreciation	(120,740)
Other	235

Partners’ equity for tax purposes	$2,832,723

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2003 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2000	$16.29	8,751	8,751
March 31, 2001	15.14	8,751	8,751
June 30, 2001	15.79	8,751	8,751
September 30, 2001	17.92	8,751	8,751

Total paid in 2001	$65.14

December 31, 2001	$18.05	8,751	8,751
March 31, 2002	14.88	8,751	8,751
June 30, 2002	17.41	8,751	8,751
September 30, 2002	18.68	8,751	8,751

Total paid in 2002	$69.02

December 31, 2002	$18.35	8,751	8,751
March 31, 2003	15.81	8,751	8,751
June 30, 2003	18.85	8,751	8,751
September 30, 2003	20.32	8,751	8,751

Total paid in 2003	$73.33

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2003 amounted to $20.28 per limited partnership unit and were paid in January 2004.

NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2003:
Rental revenues	$169,874	$185,229	$188,957	$194,242
Net income	127,065	160,181	169,607	172,843
Net income per limited partnership unit	14.37	18.12	19.19	19.56
Year ended December 31, 2002:
Rental revenues	$160,122	$166,877	$171,582	$172,440
Net income	127,211	142,215	155,047	153,999
Net income per limited partnership unit	14.39	16.09	17.54	17.42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Refer to Form’s 8-k filed on April 17, 2003 and May 13, 2003.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Asset-Backed issuers:

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	57
C. Ronald Petty	President	59
Robert J. Terrano	Executive Vice President and Chief Financial Officer	48
James D. Stoops	Executive Vice President, Operations	51
Janet D. Erickson	Executive Vice President, Purchasing	47
Shirlene Lopez	Executive Vice President, Operations Services	39
Michael L. Annis	Vice President, Secretary and General Counsel	57

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2004.

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2003, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $6,297 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $6,482 in distributions relating to its one percent interest in the Partnership.

(b)	During 2003, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2003 for any amount in excess of $67,000.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP and Pricewaterhouse Coopers LLP for the audit of the Company’s annual financial statements and other services for 2003 and 2002, respectively.

	2003	2002
Audit Fees	$8,375	$10,000
Audit-Related Fees	0	0
Tax Fees	13,000	11,000
All Other Fees	0	0

Total	$21,375	$21,000

The General Partner has considered whether the independent auditors provision of tax services to the Company is compatible with the auditor’s independence. Additionally, the General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Independent Auditors’ Report
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedule
Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2003.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES I — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
Description	Encumbrances	to company		acquisition	close of period
									Life on which
						Accumulated	Date of	Date	depreciation in latest
		Land	Building &		Land, buildings &	depreciation	construction	acquired	income statement
(All Restaurants)		& land	Improve-	Carrying	improvements				is computed
		improvements	ments	costs	Total
Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$118,529	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	152,478	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	195,115	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	—	454,507	126,711	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	112,355	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	93,733	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$—	$2,865,616	$798,921

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2000:	$2,865,616	$667,605
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2001:	2,865,616	711,377
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2002:	2,865,616	755,149
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2003:	$2,865,616	$798,921

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $1,945,955 at December 31, 2003.

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I a California limited partnership
Del Taco, Inc. General Partner

Date March 30, 2004	Kevin K. Moriarty

Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date March 30, 2004	Michael L. Annis

Michael L. Annis Vice President, Secretary and General Counsel

Date March 30, 2004	Robert J. Terrano

Robert J. Terrano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.
2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.
3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002