Form 10-Q
period 2004-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2004-05-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

INDEX

DEL TACO RESTAURANT PROPERTIES I

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$274,706	$259,810
Receivable from Del Taco, Inc.	65,620	66,193
Deposits	822	926

Total current assets	341,148	326,929

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,945,890	1,934,947

	2,055,752	2,066,695

	$2,396,900	$2,393,624

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$81,448	$75,514
Accounts payable	35,354	2,207

Total current liabilities	116,802	77,721

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at March 31, 2004 and December 31, 2003	2,017,200	2,052,646
General partner-Del Taco, Inc.	262,898	263,257

	2,280,098	2,315,903

	$2,396,900	$2,393,624

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
RENTAL REVENUES	$188,747	$169,874

EXPENSES:
General and administrative	35,258	32,956
Depreciation	10,943	10,943

	46,201	43,899

Operating income	142,546	125,975
OTHER INCOME:
Interest	544	640
Other	400	450

Net income	$143,490	$127,065

Net income per limited partnership unit	$16.23	$14.37

Number of units used in computing per unit amounts	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,490	$127,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,943	10,943
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Del Taco, Inc.	573	(2,113)
Decrease (increase) in deposits	104	(489)
Increase in accounts payable and payable to limited partners	39,081	6,966

Net cash provided by operating activities	194,191	142,372
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(179,295)	(162,242)

Net increase (decrease) in cash	14,896	(19,870)
Beginning cash balance	259,810	227,271

Ending cash balance	$274,706	$207,401

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2004, the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003 have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2004 and 2003.

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

MARCH 31, 2004

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

For the three months ended March 31, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,296,933 and net income of $100,046 as compared to $1,168,601 and $89,697, respectively, for the corresponding period in 2003. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $275,961 as compared with $247,014 during the same period in 2003.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March. The March rent receivable was collected in April 2004.

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

NOTE 5 — DISTRIBUTIONS

On April 20, 2004, a distribution to the limited partners of $156,674, or approximately $17.90 per limited partnership unit, was approved. Such distribution was paid on April 28, 2004. The General Partner also received a distribution of $1,583 with respect to its 1% partnership interest. Total cash distributions paid in January 2004 were $179,295.

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

Results of Operations

The Partnership owns six properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,
	2004	2003
Riverside Avenue, Rialto, CA	$29,306	$27,024
Elden Avenue, Moreno Valley, CA	32,573	28,153
Foothill Boulevard, La Verne, CA	40,002	34,260
Baseline & Archibald, Rancho Cucamonga, CA	33,115	29,642
Elkhorn Boulevard, Sacramento, CA	19,491	19,382
Haven Avenue, Rancho Cucamonga, CA	34,260	31,413

Total	$188,747	$169,874

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $188,747 during the three month period ended March 31, 2004, which represents an increase of $18,873 from 2003. The change in rental revenues between 2003 and 2004 is directly attributable to increases in sales at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2004	2003
Accounting fees	76.65%	76.02%
Distribution of information to limited partners	23.35	23.98

	100.00%	100.00%

General and administrative costs increased from 2003 to 2004 due to increased costs for audit and accounting fees and printing costs.

Net income increased by $16,425 from 2003 to 2004 due to the increase in revenues of $18,873 which was partially offset by the $2,302 increase in expenses and the decrease in interest and other income of $146.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R applies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2003 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	May 14, 2004	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

Exhibit Index

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002