Form 10-Q
period 2004-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2004-08-13
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

INDEX

DEL TACO RESTAURANT PROPERTIES I

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$271,530	$259,810
Receivable from Del Taco, Inc.	66,018	66,193
Deposits	1,078	926

Total current assets	338,626	326,929

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,956,833	1,934,947

	2,044,809	2,066,695

	$2,383,435	$2,393,624

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$84,935	$75,514
Accounts payable	3,895	2,207

Total current liabilities	88,830	77,721

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2004 and December 31, 2003	2,031,561	2,052,646
General partner-Del Taco, Inc.	263,044	263,257

	2,294,605	2,315,903

	$2,383,435	$2,393,624

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
RENTAL REVENUES	$194,675	$185,229	$383,422	$355,103

EXPENSES:
General and administrative	12,028	15,006	47,286	47,962
Depreciation	10,943	10,943	21,886	21,886

	22,971	25,949	69,172	69,848

Operating income	171,704	159,280	314,250	285,255
OTHER INCOME:
Interest	611	526	1,155	1,166
Other	450	375	850	825

Net income	$172,765	$160,181	$316,255	$287,246

Net income per limited partnership unit (note 2)	$19.54	$18.12	$35.78	$32.50

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$316,255	$287,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,886	21,886
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Del Taco, Inc.	175	(4,496)
Increase in deposits	(152)	(325)
Increase in accounts payable and payable to limited partners	11,109	10,027

Net cash provided by operating activities	349,273	314,338
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(337,553)	(301,953)

Net increase in cash	11,720	12,385
Beginning cash balance	259,810	227,271

Ending cash balance	$271,530	$239,656

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003 have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in the periods presented.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2004

NOTE 3 — LEASING ACTIVITIES — continued

For the three months ended June 30, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,336,138 and unaudited net income of $98,673 as compared to $1,275,552 and $104,740, respectively, for the corresponding period in 2003. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $286,150 as compared with $268,024 during the same period in 2003.

For the six months ended June 30, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,633,072 and unaudited net income of $198,719 as compared to $2,444,154 and $194,437, respectively, for the corresponding period in 2003. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the six months ended June 30, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $562,109 as compared with $515,038 during the same period in 2003.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June. The June rent receivable was collected in July 2004.

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

NOTE 5 — DISTRIBUTIONS

On July 21, 2004, a distribution to the limited partners of $179,779, or approximately $20.54 per limited partnership unit, was approved. Such distribution was paid on July 28, 2004. The General Partner also received a distribution of $1,816 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2004 were $179,295 and $158,258, respectively.

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

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Riverside Avenue, Rialto, CA	$30,114	$28,277	$59,420	$55,301
Elden Avenue, Moreno Valley, CA	33,911	32,151	66,484	60,304
Foothill Boulevard, La Verne, CA	42,123	36,729	82,125	70,989
Baseline & Archibald, Rancho Cucamonga, CA	34,338	32,163	67,453	61,805
Elkhorn Boulevard, Sacramento, CA	19,456	20,336	38,947	39,718
Haven Avenue, Rancho Cucamonga, CA	34,733	35,573	68,993	66,986

Total	$194,675	$185,229	$383,422	$355,103

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $194,675 during the three month period ended June 30, 2004, which represents an increase of $9,446 from the corresponding period in 2003. The Partnership earned rental revenue of $383,422 during the six month period ended June 30, 2004, which represents an increase of $28,319 from the corresponding period in 2003. The change in rental revenues between 2004 and 2003 is directly attributable to increases in sales at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Accounting fees	34.44%	46.43%	69.69%	70.40%
Distribution of information to Limited Partners	65.56%	53.57%	30.31%	29.60%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2004 decreased from the corresponding period in the previous year due to costs incurred in changing auditors in 2003. General and administrative costs for the six month period ended June 30, 2004 decreased from the corresponding period in the previous year due to costs incurred in changing auditors in 2003, partially offset by increased costs for audit, accounting fees and printing costs.

For the three month period ended June 30, 2004, net income increased $12,584 from 2003 to 2004 due to the increase in revenues of $9,446, the increase in interest and other income of $160 and the $2,978 decrease in general and administrative expenses. For the six month period ended June 30, 2004, net income increased by $29,009 from 2003 to 2004 due to an increase in revenues of $28,319, the increase in interest and other income of $14 and the decrease in general and administrative expenses of $676.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities to which FIN 46R applies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2003 Form 10-K.

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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	August 13, 2004	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit 31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002