Form 10-Q
period 2004-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2004-11-12
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

INDEX

DEL TACO RESTAURANT PROPERTIES I

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$283,517	$259,810
Receivable from Del Taco, Inc.	63,955	66,193
Deposits	974	926

Total current assets	348,446	326,929

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,967,776	1,934,947

	2,033,866	2,066,695

	$2,382,312	$2,393,624

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$83,593	$75,514
Accounts payable	9,580	2,207

Total current liabilities	93,173	77,721

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2004 and December 31, 2003	2,026,150	2,052,646
General partner-Del Taco, Inc.	262,989	263,257

	2,289,139	2,315,903

	$2,382,312	$2,393,624

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
RENTAL REVENUES	$196,469	$188,957	$579,891	$544,060

EXPENSES:
General and administrative	10,192	9,249	57,478	57,211
Depreciation	10,943	10,943	32,829	32,829

	21,135	20,192	90,307	90,040

Operating income	175,334	168,765	489,584	454,020
OTHER INCOME:
Interest	595	490	1,750	1,656
Other	200	351	1,050	1,176

Net income	$176,129	$169,606	$492,384	$456,852

Net income per limited partnership unit (note 2)	$19.93	$19.19	$55.70	$51.68

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$492,384	$456,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,829	32,829
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Del Taco, Inc.	2,238	(3,475)
Increase in deposits	(48)	(222)
Increase in accounts payable and payable to limited partners	15,452	10,814

Net cash provided by operating activities	542,855	496,798
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(519,148)	(468,583)

Net increase in cash	23,707	28,215
Beginning cash balance	259,810	227,271

Ending cash balance	$283,517	$255,486

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003 have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2004

(Unaudited)

NOTE 3 — LEASING ACTIVITIES — continued

For the three months ended September 30, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,345,028 and unaudited net income of $106,267 as compared to $1,303,866 and $96,330, respectively, for the corresponding period in 2003. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $292,216 as compared with $270,775 during the same period in 2003.

For the nine months ended September 30, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,978,100 and unaudited net income of $304,986 as compared to $3,748,020 and $290,767, respectively, for the corresponding period in 2003. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the nine months ended September 30, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $854,325 as compared with $785,808 during the same period in 2003.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September. The September rent receivable was collected in October 2004.

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

NOTE 5 — DISTRIBUTIONS

On October 27, 2004, a distribution to the limited partners of $192,974, or approximately $22.05 per limited partnership unit, was approved. Such distribution was paid on October 28, 2004. The General Partner also received a distribution of $1,949 with respect to its 1% partnership interest. Total cash distributions paid in January, April, and July 2004 were $179,295, $158,258 and $181,595, respectively.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks to limited partners that have remained outstanding for 6 months or longer.

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

The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Riverside Avenue, Rialto, CA	$30,289	$29,335	$89,710	$84,636
Elden Avenue, Moreno Valley, CA	33,991	32,606	100,475	92,910
Foothill Boulevard, La Verne, CA	43,000	38,700	125,124	109,689
Baseline & Archibald, Rancho Cucamonga, CA	35,066	32,493	102,519	94,298
Elkhorn Boulevard, Sacramento, CA	18,107	19,503	57,054	59,221
Haven Avenue, Rancho Cucamonga, CA	36,016	36,320	105,009	103,306

Total	$196,469	$188,957	$579,891	$544,060

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $196,469 during the three month period ended September 30, 2004, which represents an increase of $7,512 from the corresponding period in 2003. The Partnership earned rental revenue of $579,891 during the nine month period ended September 30, 2004, which represents an increase of $35,831 from the corresponding period in 2003. The change in rental revenues between 2004 and 2003 is directly attributable to increases in sales at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Accounting fees	43.71%	40.20%	65.08%	65.52%
Distribution of information to Limited Partners	56.29%	59.80%	34.92%	34.48%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2004 increased from the corresponding period in the previous year due to increased auditing and accounting costs. General and administrative costs for the nine month period ended September 30, 2004 were essentially the same as the corresponding period in 2003.

For the three month period ended September 30, 2004, net income increased $6,523 from 2003 to 2004 due to the increase in revenues of $7,512, the decrease in interest and other income of $46 and the $943 increase in general and administrative expenses. For the nine month period ended September 30, 2004, net income increased by $35,532 from 2003 to 2004 due to an increase in revenues of $35,831, the decrease in interest and other income of $32 and the increase in general and administrative expenses of $267.

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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	November 12, 2004	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit 31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002