Form 10-K
period 2004-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2005-03-28
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2004, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).

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

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The Partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 768 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Rental revenues	$772,133	$738,302	$671,021	$637,217	$578,657
General and administrative expense	68,345	68,221	52,662	49,469	47,128
Depreciation expense	43,772	43,772	43,772	43,772	43,772
Interest and other income	3,696	3,387	3,885	6,837	7,054
Net income	663,712	629,696	578,472	550,813	503,811
Net income per limited partnership unit	75.09	71.24	65.44	62.31	57.00
Cash distributions per limited partnership unit	80.78	73.33	69.02	65.14	60.36
Total assets	2,340,659	2,393,624	2,396,792	2,421,831	2,433,133
Long-term obligations	None	None	None	None	None

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations — (Continued)

The following table sets forth rental revenues earned by restaurant for the year:

	Year Ended December 31,
	2004	2003	2002
Riverside Avenue, Rialto, CA	$117,855	$113,123	$104,700
Elden Avenue, Moreno Valley, CA	132,826	126,539	120,993
Foothill Boulevard, La Verne, CA	167,815	150,592	143,164
Baseline & Archibald, Rancho Cucamonga, CA	137,154	128,031	112,040
Elkhorn Boulevard, Sacramento, CA	74,167	79,409	71,613
Haven Avenue, Rancho Cucamonga, CA	142,316	140,608	118,511

Total	$772,133	$738,302	$671,021

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $772,133 during the year ended December 31, 2004, which represents an increase of $33,831 from 2003. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The Partnership earned rental revenues of $738,302 during the year ended December 31, 2003, which represents an increase of $67,281 from 2002. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Administrative Expense

	Year Ended December 31,
	2004	2003	2002
Accounting fees	55.25%	53.58%	59.21%
Distribution of information to limited partners	42.60%	44.70%	38.22%
Other	2.15%	1.72%	2.57%

	100.00%	100.00%	100.00%

General and administrative costs increased by $124 from 2003 to 2004. The increase was caused primarily by increased costs for annual audit fees, partially offset by decreased costs for income tax preparation and printing and mailing costs.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Depreciation expense was the same in 2004, 2003 and 2002.

Net income increased by $34,016 from 2003 to 2004 due to the increases in revenues of $33,831 and other income of $309, offset by the $124 increase in general and administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Del Taco Restaurant Properties I:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2004 and 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Del Taco Restaurant Properties I:

In our opinion, the statements of income, partners’ equity, and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Del Taco Restaurant Properties I (A California Limited Partnership) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California
January 22, 2003

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$251,606	$259,810
Receivable from Del Taco, Inc.	64,831	66,193
Deposits	1,299	926

Total current assets	317,736	326,929

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	1,978,719	1,934,947

	2,022,923	2,066,695

	$2,340,659	$2,393,624

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$64,634	$75,514
Accounts payable	10,481	2,207

Total current liabilities	75,115	77,721

PARTNERS’ EQUITY
Limited partners	2,002,791	2,052,646
General partner-Del Taco, Inc.	262,753	263,257

	2,265,544	2,315,903

	$2,340,659	$2,393,624

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
RENTAL REVENUES	$772,133	$738,302	$671,021

EXPENSES:
General and administrative	68,345	68,221	52,662
Depreciation	43,772	43,772	43,772

Operating income	660,016	626,309	574,587
OTHER INCOME
Interest	2,496	2,162	2,660
Other	1,200	1,225	1,225

Net income	$663,712	$629,696	$578,472

Net income per limited partnership unit	$75.09	$71.24	$65.44

Number of units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF PARTNERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

	Limited Partners
			General
	Units	Amount	Partner	Total
Balance, December 31, 2001	8,751	$2,102,324	$263,758	$2,366,082
Net income	—	572,687	5,785	578,472
Cash distributions	—	(604,020)	(6,101)	(610,121)

Balance, December 31, 2002	8,751	$2,070,991	$263,442	$2,334,433
Net income	—	623,399	6,297	629,696
Cash distributions	—	(641,744)	(6,482)	(648,226)

Balance, December 31, 2003	8,751	2,052,646	263,257	2,315,903
Net income	—	657,075	6,637	663,712
Cash distributions	—	(706,930)	(7,141)	(714,071)

Balance, December 31, 2004	8,751	$2,002,791	$262,753	$2,265,544

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$663,712	$629,696	$578,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,772	43,772	43,772
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Del Taco, Inc.	1,362	(7,947)	(2,107)
Increase in deposits	(373)	(118)	(208)
(Decrease) increase in payable to limited partners	(10,880)	15,485	13,736
Increase (decrease) in accounts payable	8,274	(123)	(7,126)

Net cash provided by operating activities	705,867	680,765	626,539
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(714,071)	(648,226)	(610,121)

Net increase (decrease) in cash	(8,204)	32,539	16,418
Beginning cash balance	259,810	227,271	210,853

Ending cash balance	$251,606	$259,810	$227,271

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

Net Income Per Limited Partnership Unit: Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the period which amounted to 8,751 for all years presented.

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

Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2004. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

NOTE 3 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of six properties leased as of December 31, 2004, 2003 and 2002, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2004.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,291,488, $5,085,592 and $4,658,176 and unaudited net income of $404,074, $399,920 and $327,169 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,142,954, $1,066,924 and $933,667 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2004. The rent receivable was collected in January 2005.

The General Partner received $7,141 in distributions relating to its one percent interest in the Partnership for the year ended December 31, 2004.

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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 5 — INCOME TAXES

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2004	2003	2002
Net income per financial statements	$663,712	$629,696	$578,472
Tax depreciation under book depreciation	16,567	11,642	5,644

Taxable income	$680,279	$641,338	$584,116

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2004, is as follows (unaudited):

Partners’ equity per financial statements	$2,265,544
Issue costs of limited partnership units capitalized for tax purposes	637,325
Excess tax depreciation	(104,173)
Other	235

Partners’ equity for tax purposes	$2,798,931

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2004 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2001	$18.05	8,751	8,751
March 31, 2002	14.88	8,751	8,751
June 30, 2002	17.41	8,751	8,751
September 30, 2002	18.68	8,751	8,751

Total paid in 2002	$69.02

December 31, 2002	$18.35	8,751	8,751
March 31, 2003	15.81	8,751	8,751
June 30, 2003	18.85	8,751	8,751
September 30, 2003	20.32	8,751	8,751

Total paid in 2003	$73.33

December 31, 2003	$20.29	8,751	8,751
March 31, 2004	17.90	8,751	8,751
June 30, 2004	20.54	8,751	8,751
September 30, 2004	22.05	8,751	8,751

Total paid in 2004	$80.78

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2004 amounted to $20.59 per limited partnership unit and were paid in January 2005.

NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2004
Rental revenues	$188,747	$194,675	$196,469	$192,242
Net income	143,490	172,765	176,129	171,328
Net income per limited partnership unit	16.23	19.54	19.93	19.39
Year ended December 31, 2003
Rental revenues	$169,874	$185,229	$188,957	$194,242
Net income	127,065	160,181	169,607	172,843
Net income per limited partnership unit	14.37	18.12	19.19	19.56

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

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

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	58
C. Ronald Petty	President	60
Robert J. Terrano	Executive Vice President and Chief Financial Officer	49
James D. Stoops	Executive Vice President, Operations	52
Janet D. Erickson	Executive Vice President, Purchasing	48
Shirlene Lopez	Executive Vice President, Operations Services	40
Michael L. Annis	Vice President, Secretary and General Counsel	58

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2004, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $6,637 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $7,141 in distributions relating to its one percent interest in the Partnership.

(b)	During 2004, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2004 for any amount in excess of $67,000.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP and PricewaterhouseCoopers for the audit of the Company’s annual financial statements and other services for 2004 and 2003, respectively.

	2004	2003
Audit Fees	$13,425	$10,625
Audit-Related Fees	0	0
Tax Fees	11,187	13,000
All Other Fees	0	0

Total	$24,612	$21,375

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm Balance Sheets Statements of Income Statements of Partners’ Equity Statements of Cash Flows Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2004.

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

Report of Independent Registered Public Accounting Firm
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

/s/ Pricewaterhouse Coopers LLP

Orange County, California
January 22, 2003

DEL TACO RESTAURANT PROPERTIES I — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

					Gross amount at
		Initial cost		Cost capitalized	which carried at
		to company		subsequent to	close of period				Life on which
		Land	Building &	acquisition	Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed
Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$125,023	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	160,832	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	205,805	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	—	454,507	133,653	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	118,511	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	98,869	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$—	$2,865,616	$842,693

						Accumulated
					Restaurants	Depreciation

Balances at December 31, 2001:					$2,865,616	$711,377
Additions					—	43,772
Retirements					—	—

Balances at December 31, 2002:					2,865,616	755,149
Additions					—	43,772
Retirements					—	—

Balances at December 31, 2003:					2,865,616	798,921
Additions					—	43,772
Retirements					—	—

Balances at December 31, 2004:					$2,865,616	$842,693

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $1,945,955 at December 31, 2004.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I a California limited partnership Del Taco, Inc. General Partner

Date March 25, 2005	Kevin K. Moriarty Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date March 25, 2005	Michael L. Annis Michael L. Annis Vice President, Secretary and General Counsel

Date March 25, 2005	Robert J. Terrano Robert J. Terrano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.
2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.
3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002