Form 10-Q
period 2005-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2005-08-15
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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

INDEX
DEL TACO RESTAURANT PROPERTIES I

DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$243,605	$251,606
Receivable from Del Taco, Inc.	65,289	64,831
Deposits	949	1,299

Total current assets	309,843	317,736

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,000,605	1,978,719

	2,001,037	2,022,923

	$2,310,880	$2,340,659

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$68,825	$64,634
Accounts payable	8,173	10,481

Total current liabilities	76,998	75,115

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2005 and December 31, 2004	1,971,446	2,002,791
General partner-Del Taco, Inc.	262,436	262,753

	2,233,882	2,265,544

	$2,310,880	$2,340,659

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
RENTAL REVENUES	$201,377	$194,675	$392,442	$383,422

EXPENSES:
General and administrative	11,009	12,028	48,279	47,286
Depreciation	10,943	10,943	21,886	21,886

	21,952	22,971	70,165	69,172

Operating income	179,425	171,704	322,277	314,250

OTHER INCOME:
Interest	887	611	1,679	1,155
Other	275	450	700	850

Net income	$180,587	$172,765	$324,656	$316,255

Net income per limited partnership unit (note 2)	$20.43	$19.54	$36.73	$35.78

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$324,656	$316,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,886	21,886
Changes in operating assets and liabilities:
(Increase) decrease in receivable from Del Taco, Inc.	(458)	175
Decrease (increase) in deposits	350	(152)
Increase in accounts payable and payable to limited partners	1,883	11,109

Net cash provided by operating activities	348,317	349,273

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(356,318)	(337,553)

Net (decrease) increase in cash	(8,001)	11,720

Beginning cash balance	251,606	259,810

Ending cash balance	$243,605	$271,530

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004 have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2005
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,392,646 and unaudited net income of $107,383 as compared to $1,336,138 and $98,673, respectively, for the corresponding period in 2004. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $285,500 as compared with $286,150 during the same period in 2004.
For the six months ended June 30, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,703,091 and unaudited net income of $200,783 as compared to $2,633,072 and $198,719, respectively, for the corresponding period in 2004. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the six months ended June 30, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $567,258 as compared with $562,109 during the same period in 2004.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June. The June rent receivable was collected in July 2005.
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
NOTE 5 — DISTRIBUTIONS
On July 19, 2005, a distribution to the limited partners of $168,082, or approximately $19.21 per limited partnership unit, was approved. Such distribution was paid on July 29, 2005. The General Partner also received a distribution of $1,698 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2005 were $181,973 and $174,345, respectively.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Riverside Avenue, Rialto, CA	$30,244	$30,114	$58,741	$59,420
Elden Avenue, Moreno Valley, CA	37,170	33,911	70,997	66,484
Foothill Boulevard, La Verne, CA	44,646	42,123	85,535	82,125
Baseline & Archibald, Rancho Cucamonga, CA	34,260	34,338	68,071	67,453
Elkhorn Boulevard, Sacramento, CA	17,390	19,456	34,752	38,947
Haven Avenue, Rancho Cucamonga, CA	37,667	34,733	74,346	68,993

Total	$201,377	$194,675	$392,442	$383,422

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $201,377 during the three month period ended June 30, 2005, which represents an increase of $6,702 from the corresponding period in 2004. The Partnership earned rental revenue of $392,442 during the six month period ended June 30, 2005, which represents an increase of $9,020 from the corresponding period in 2004. The change in rental revenues between 2005 and 2004 is directly attributable to increases in sales at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Accounting fees	48.59%	34.44%	66.10%	69.69%
Distribution of information to Limited Partners	51.41%	65.56%	33.90%	30.31%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2005 decreased from the corresponding period in the previous year primarily due to decreased printing and distribution of information costs, partially offset by increased accounting and audit costs which increased the percentage of general and administrative expense related to accounting fees and lowered the percent related to distribution of information to limited partners. General and administrative costs for the six month period ended June 30, 2005 increased from the corresponding period in the previous year due to increased audit, accounting and software licensing costs, partially offset by decreased costs for printing and distribution of information which increased the percentage of general and administrative expense related to accounting fees and lowered the percent related to distribution of information to limited partners.
For the three month period ended June 30, 2005, net income increased $7,822 from 2004 to 2005 due to the increase in revenues of $6,702, the increase in interest and other income of $101 and the $1,019 decrease in general and administrative expenses. For the six month period ended June 30, 2005, net income increased by $8,401 from 2004 to 2005 due to an increase in revenues of $9,020, the increase in interest and other income of $374, partially offset by an increase in general and administrative expenses of $993.
Recent Accounting Pronouncements
None.

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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco, Inc. General Partner

Date: August 15, 2005	/s/ Robert J. Terrano
Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002