Form 10-Q
period 2005-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2005-11-14
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$267,201	$251,606
Receivable from Del Taco, Inc.	63,195	64,831
Deposits	774	1,299

Total current assets	331,170	317,736

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,011,548	1,978,719

	1,990,094	2,022,923

	$2,321,264	$2,340,659

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$77,219	$64,634
Accounts payable	5,298	10,481

Total current liabilities	82,517	75,115

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2005 and December 31, 2004	1,976,262	2,002,791
General partner-Del Taco, Inc.	262,485	262,753

	2,238,747	2,265,544

	$2,321,264	$2,340,659

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
RENTAL REVENUES	$194,573	$196,469	$587,015	$579,891

EXPENSES:
General and administrative	9,998	10,192	58,277	57,478
Depreciation	10,943	10,943	32,829	32,829

	20,941	21,135	91,106	90,307

Operating income	173,632	175,334	495,909	489,584

OTHER INCOME:
Interest	763	595	2,442	1,750
Other	250	200	950	1,050

Net income	$174,645	$176,129	$499,301	$492,384

Net income per limited partnership unit (note 2)	$19.76	$19.93	$56.49	$55.70

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$499,301	$492,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,829	32,829
Changes in operating assets and liabilities:
Decrease in receivable from Del Taco, Inc.	1,636	2,238
Decrease (increase) in deposits	525	(48)
Increase in accounts payable and payable to limited partners	7,402	15,452

Net cash provided by operating activities	541,693	542,855

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(526,098)	(519,148)

Net increase in cash	15,595	23,707

Beginning cash balance	251,606	259,810

Ending cash balance	$267,201	$283,517

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004 have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
NOTE 2 — ALLOCATION OF NET INCOME OR LOSS PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 units.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2019 to 2020. There is no minimum rental payments required under any of the leases.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2005
(Unaudited)
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,358,741 and unaudited net income of $96,914 as compared to $1,345,028 and $106,267, respectively, for the corresponding period in 2004. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $262,698 as compared with $292,216 during the same period in 2004.
For the nine months ended September 30, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,061,832 and unaudited net income of $297,697 as compared to $3,978,100 and $304,986, respectively, for the corresponding period in 2004. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the nine months ended September 30, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $829,960 as compared with $854,325 during the same period in 2004.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September. The September rent receivable was collected in October 2005.
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
NOTE 5 — DISTRIBUTIONS
On October 20, 2005, a distribution to the limited partners of $183,132, or approximately $20.93 per limited partnership unit, was approved. Such distribution was paid on October 25, 2005. The General Partner also received a distribution of $1,850 with respect to its 1% partnership interest. Total cash distributions paid in January, April, and July 2005 were $181,973, $174,345 and $169,780, respectively.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Riverside Avenue, Rialto, CA	$30,432	$30,289	$89,173	$89,710

Elden Avenue, Moreno Valley, CA	37,683	33,991	108,680	100,475

Foothill Boulevard, La Verne, CA	44,659	43,000	130,194	125,124

Baseline & Archibald, Rancho Cucamonga, CA	31,524	35,066	99,595	102,519

Elkhorn Boulevard, Sacramento, CA	16,242	18,107	50,993	57,054

Haven Avenue, Rancho Cucamonga, CA	34,033	36,016	108,380	105,009

Total	$194,573	$196,469	$587,015	$579,891

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $194,573 during the three month period ended September 30, 2005, which represents a decrease of $1,896 from the corresponding period in 2004. The Partnership earned rental revenue of $587,015 during the nine month period ended September 30, 2005, which represents an increase of $7,124 from the corresponding period in 2004. The change in rental revenues between 2005 and 2004 is directly attributable to changes in sales at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Accounting fees	56.51%	43.71%	70.82%	65.08%
Distribution of information to Limited Partners	43.49%	56.29%	29.18%	34.92%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2005 were essentially the same as the corresponding period in 2004. General and administrative costs for the nine month period ended September 30, 2005 increased from the corresponding period in the previous year due to increased auditing and accounting costs.
For the three month period ended September 30, 2005, net income decreased $1,484 from 2005 to 2004 due to the decrease in revenues of $1,896, which was partially offset by the increase in interest and other income of $218 and the $194 decrease in general and administrative expenses. For the nine month period ended September 30, 2005, net income increased by $6,917 from 2005 to 2004 due to an increase in revenues of $7,124, the increase in interest and other income of $592, which was partially offset by the increase in general and administrative expenses of $799.
Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date: November 14, 2005	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX
(a)	Exhibits	Description
	31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002