Form 10-K
period 2005-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2006-03-17
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes           No  X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes           No  X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer                   Accelerated filer                   Non-accelerated filer  X

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2005, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).
The Partnership has no full time employees. The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

Item 2. Properties
The Partnership has acquired six properties with proceeds obtained from the sale of partnership units:

Date of Commencement
Address	City, State	Date of Acquisition	Restaurant Constructed	of Operation (1)
Riverside Avenue	Rialto, CA	September 28, 1984	60 seat with drive through service window	February 12, 1985

Elden Avenue	Moreno Valley, CA	March 8, 1985	60 seat with drive through service window	June 30, 1985

Foothill Boulevard	La Verne, CA	April 16, 1985	60 seat with drive through service window	November 6, 1985

Baseline & Archibald	Rancho Cucamonga, CA	July 10, 1985	60 seat with drive through service window	November 26, 1985

Elkhorn Boulevard	Sacramento, CA	August 22, 1985	60 seat with drive through service window	January 15, 1986

Haven Avenue	Rancho Cucamonga, CA	September 20, 1985	60 seat with drive through service window	February 14, 1986
See also Schedule III.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.
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
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Rental revenues	$780,229	$772,133	$738,302	$671,021	$637,217
General and administrative expense	68,833	68,345	68,221	52,662	49,469

Depreciation expense	40,420	43,772	43,772	43,772	43,772

Interest and other income	4,627	3,696	3,387	3,885	6,837

Net income	675,603	663,712	629,696	578,472	550,813

Net income per limited partnership unit	76.43	75.09	71.24	65.44	62.31

Cash distributions per limited partnership unit	80.45	80.78	73.33	69.02	65.14

Total assets	2,316,566	2,340,659	2,393,624	2,396,792	2,421,831

Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of Del Taco as the operator of restaurants located at our properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.
Liquidity and Capital Resources
The Partnership offered limited partnership units for sale between March 1983 and March 1984. $4.375 million was raised through the sale of limited partnership units and used to acquire sites and build six restaurants and also to pay commissions to brokers and to reimburse the General Partner for offering costs incurred.
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2005	2004	2003
Riverside Avenue, Rialto, CA	$118,890	$117,855	$113,123
Elden Avenue, Moreno Valley, CA	145,747	132,826	126,539
Foothill Boulevard, La Verne, CA	175,281	167,815	150,592
Baseline & Archibald, Rancho Cucamonga, CA	130,835	137,154	128,031
Elkhorn Boulevard, Sacramento, CA	68,494	74,167	79,409
Haven Avenue, Rancho Cucamonga, CA	140,982	142,316	140,608

Total	$780,229	$772,133	$738,302

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $780,229 during the year ended December 31, 2005, which represents an increase of $8,096 from 2004. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The Partnership earned rental revenues of $772,133 during the year ended December 31, 2004, which represents an increase of $33,831 from 2003. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2005	2004	2003
Accounting fees	59.41%	55.25%	53.58%
Distribution of information to limited partners	38.94	42.60	44.70
Other	1.65	2.15	1.72

	100.00	100.00	100.00

General and administrative costs increased by $488 from 2004 to 2005. The increase was caused primarily by increased costs for annual audit and accounting fees and income tax preparation, partially offset by decreased costs for printing and mailing costs.
General and administrative costs increased by $124 from 2003 to 2004. The increase was caused primarily by increased costs for annual audit fees, partially offset by decreased costs for income tax preparation and printing and mailing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (continued)
Depreciation expense decreased by $3,352 in 2005 as certain land improvements became fully depreciated in 2005 and was the same amount in 2004 and 2003.
Net income increased by $11,891 from 2004 to 2005 due to the increases in revenues of $8,096 and other income of $931, the decrease in depreciation expense of $3,352, offset by the $488 increase in general and administrative expenses.
Net income increased by $34,016 from 2003 to 2004 due to the increases in revenues of $33,831 and other income of $309, offset by the $124 increase in general and administrative expenses.
Recent Accounting Pronouncements
None that applies to the Partnership.
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
The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
None.

Item 8.	Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties I:
We have audited the accompanying balance sheet of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2005, and the related statements of income, partners’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2005 information in the accompanying financial statement schedule listed in item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2005 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California
February 21, 2006

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties I:
We have audited the accompanying balance sheet of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2004, and the related statements of income, partners’ equity, and cash flows for each of the years in the two-year period then ended. In connection with our audits of the financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2004 and 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
                                                               /s/ KPMG LLP
Costa Mesa, California
March 4, 2005

DEL TACO RESTAURANT PROPERTIES I
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$268,272	$251,606
Receivable from Del Taco, Inc.	65,191	64,831
Deposits	600	1,299

Total current assets	334,063	317,736

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,019,139	1,978,719

	1,982,503	2,022,923

	$2,316,566	$2,340,659

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$81,974	$64,634
Accounts payable	4,525	10,481

Total current liabilities	86,499	75,115

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at December 31, 2005 and December 31, 2004	1,967,669	2,002,791
General partner-Del Taco, Inc.	262,398	262,753

	2,230,067	2,265,544

	$2,316,566	$2,340,659

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
RENTAL REVENUES	$780,229	$772,133	$738,302

EXPENSES:
General and administrative	68,833	68,345	68,221
Depreciation	40,420	43,772	43,772

	109,253	112,117	111,993

Operating income	670,976	660,016	626,309

OTHER INCOME:
Interest	3,277	2,496	2,162
Other	1,350	1,200	1,225

Net income	$675,603	$663,712	$629,696

Net income per limited partnership unit (note 2)	$76.43	$75.09	$71.24

Number of limited partnership units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2002	8,751	$2,070,991	$263,442	$2,334,433

Net Income	—	623,399	6,297	629,696

Cash Distributions	—	(641,744)	(6,482)	(648,226)

Balance, December 31, 2003	8,751	2,052,646	263,257	2,315,903

Net Income	—	657,075	6,637	663,712

Cash Distributions	—	(706,930)	(7,141)	(714,071)

Balance, December 31, 2004	8,751	2,002,791	262,753	2,265,544

Net Income	—	668,847	6,756	675,603

Cash Distributions	—	(703,969)	(7,111)	(711,080)

Balance, December 31, 2005	8,751	$1,967,669	$262,398	$2,230,067

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$675,603	$663,712	$629,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,420	43,772	43,772
Changes in operating assets and liabilities:
Receivable from Del Taco, Inc.	(360)	1,362	(7,947)
Deposits	699	(373)	(118)
Payable to limited partners	17,340	(10,880)	15,485
Accounts payable	(5,956)	8,274	(123)

Net cash provided by operating activities	727,746	705,867	680,765

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(711,080)	(714,071)	(648,226)

Net increase (decrease) in cash	16,666	(8,204)	32,539

Beginning cash balance	251,606	259,810	227,271

Ending cash balance	$268,272	$251,606	$259,810

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
The Partnership has no full time employees (see Note 4). The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.
Distributions are made to the general and limited partners in accordance with the provisions of the Partnership agreement (see Note 2).
Basis of Accounting: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. The summary of significant accounting policies presented below is designed to assist in understanding the Partnership’s financial statements. Such financial statements and accompanying notes are the representations of the Partnership’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.
Property and Equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.
The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED

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
Net Income Per Limited Partnership Unit: Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the period which amounted to 8,751 units for all years presented.
Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale.
Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2005. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2005 and 2004 the Partnership had approximately $288,000 and $266,000, respectively, on deposit at one financial institution.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of six properties leased as of December 31, 2005, 2004 and 2003, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2005.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,411,614, $5,291,488 and $5,085,592 and unaudited net income of $391,882, $404,074 and $399,920 for the years ended December 31, 2005, 2004 and 2003, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,090,292, $1,142,954 and $1,066,924 for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2005 and 2004. The rent receivable was collected in January 2006 and 2005, respectively.
The General Partner received $7,111, $7,141 and $6,482 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2005, 2004 and 2003, respectively.
Del Taco serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco.
The General Partner provides certain minimal managerial and accounting services to the Partnership at no cost.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 5 — INCOME TAXES (UNAUDITED)
The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2005	2004	2003
Net income per financial statements	$675,603	$663,712	$629,696

Excess book depreciation	27,938	16,567	11,642

Taxable income	$703,541	$680,279	$641,338

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2005, is as follows (unaudited):

Partners’ equity per financial statements	$2,230,067

Issue costs of limited partnership units capitalized for tax purposes	637,325

Difference in book vs. tax depreciation	76,235

Other	235

Partners’ equity for tax purposes	$2,943,862

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2005 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2002	$18.35	8,751	8,751
March 31, 2003	15.81	8,751	8,751
June 30, 2003	18.85	8,751	8,751
September 30, 2003	20.32	8,751	8,751

Total paid in 2003	$73.33

December 31, 2003	$20.29	8,751	8,751
March 31, 2004	17.90	8,751	8,751
June 30, 2005	20.54	8,751	8,751
September 30, 2004	22.05	8,751	8,751

Total paid in 2004	$80.78

December 31, 2004	$20.59	8,751	8,751
March 31, 2005	19.72	8,751	8,751
June 30, 2005	19.21	8,751	8,751
September 30, 2005	20.93	8,751	8,751

Total paid in 2005	$80.45

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2005 amounted to $20.51 per limited partnership unit and were paid in January 2006.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2005
Rental revenues	$191,065	$201,377	$194,573	$193,214
Net income	144,069	180,587	174,645	176,302
Net income per limited partnership unit	16.30	20.43	19.76	19.94

Year ended December 31, 2004
Rental revenues	$188,747	$194,675	$196,469	$192,242
Net income	143,490	172,765	176,129	171,328
Net income per limited partnership unit	16.23	19.54	19.93	19.39
NOTE 8 — SUBSEQUENT EVENT
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The consummation of the transaction is subject to customary conditions, including the receipt of financing, and is not expected to have any impact on the Partnership.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Refer to Form 8-K filed on October 28, 2005.

Item 9A. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Asset-Backed issuers:

Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Partnership’s General Partner
(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	59
C. Ronald Petty	President	61
Robert J. Terrano	Executive Vice President and Chief Financial Officer	50
James D. Stoops	Executive Vice President, Operations	53
Janet D. Erickson	Executive Vice President, Purchasing	49
Shirlene Lopez	Executive Vice President, Operations Services	41
Michael L. Annis	Senior Vice President, Secretary and General Counsel	59
The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2006.
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

Michael L. Annis, Senior Vice President, Secretary and General Counsel of Del Taco, Inc. From 1981 to 1986 Mr. Annis served as Regional Real Estate Manager and Director of Real Estate Services with Taco Bell, Inc. In 1986 he served as Regional General Manager with Quaker State Minit Lube. In January of 1987 Mr. Annis joined Red Robin International, Inc. as General Counsel and was subsequently promoted to Vice President/Secretary and later Vice President Real Estate Development/Secretary and General Counsel, the position he held until joining Del Taco, Inc. in December of 1993. Mr. Annis received his J.D. Degree from Whittier College.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2005, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $6,756 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $7,111 in distributions relating to its one percent interest in the Partnership.
(b)	During 2005, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2005 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson, LLP (Squar), principal auditor since the quarter ended September 30, 2005, and KPMG LLP who was the principal auditor for 2004 and through the quarter ended June 30, 2005.

	Squar	KPMG LLP
	2005	2005	2004
Audit Fees	$1,080	$12,131	$10,800
Audit-Related Fees	0	0	0
Tax Fees	0	11,250	11,187
All Other Fees	0	0	0

Total	$1,080	$23,381	$21,987
The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K
(a)(1) Financial Statements

Included in Part II of this report:
Report of Independent Registered Public Accounting Firm — Squar, Milner, Reehl & Williamson, LLP
Report of Independent Registered Public Accounting Firm — KPMG LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2) Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2005, the following report on Form 8-K was filed:

On October 28, 2005, Form 8-K was filed regarding the dismissal of KPMG LLP as the Partnership’s independent registered public accounting firm and the selection of Squar, Milner, Reehl & Williamson, LLP as the Partnership’s new independent registered public accountants.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES I — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Building &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed
Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$131,020	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	168,546	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	215,676	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	—	454,507	140,064	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	124,195	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	103,612	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$—	$2,865,616	$883,113

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 2002:	$2,865,616	$755,149
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2003:	2,865,616	798,921
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2004:	2,865,616	842,693
Additions	—	40,420
Retirements	—	—

Balances at December 31, 2005:	$2,865,616	$883,113

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $1,945,955 at December 31, 2005.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
a California limited partnership

Del Taco, Inc.
General Partner

Date March 17, 2006	Kevin K. Moriarty
Kevin K. Moriarty
Director, Chairman and Chief
Executive Officer

Date March 17, 2006	Michael L. Annis
Michael L. Annis
Senior Vice President, Secretary and
General Counsel

Date March 17, 2006	Robert J. Terrano
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