Form 10-Q
period 2006-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2006-05-12
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$243,009	$268,272
Receivable from Del Taco LLC	62,103	65,191
Deposits	985	600

Total current assets	306,097	334,063

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,026,376	2,019,139

	1,975,266	1,982,503

	$2,281,363	$2,316,566

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$75,743	$81,974
Accounts payable	21,394	4,525

Total current liabilities	97,137	86,499

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at March 31, 2006 and December 31, 2005	1,922,286	1,967,669
General partner-Del Taco LLC	261,940	262,398

	2,184,226	2,230,067

	$2,281,363	$2,316,566

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
RENTAL REVENUES	$181,163	$191,065

EXPENSES:
General and administrative	39,689	37,270
Depreciation	7,237	10,943

	46,926	48,213

Operating income	134,237	142,852

OTHER INCOME:
Interest	995	792
Other	225	425

Net income	$135,457	$144,069

Net income per limited partnership unit (Note 2)	$15.32	$16.30

Number of units used in computing per unit amounts	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$135,457	$144,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,237	10,943
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	3,088	(5,987)
Deposits	(385)	175
Payable to limited partners	(6,231)	(758)
Accounts payable	16,869	25,147

Net cash provided by operating activities	156,035	173,589

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(181,298)	(181,973)

Net decrease in cash	(25,263)	(8,384)

Beginning cash balance	268,272	251,606

Ending cash balance	$243,009	$243,222

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2006, the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005 have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2006 and 2005.
Pursuant to the partnership agreement, annual partnership net income is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc., (Del Taco or the General Partner) and 99 percent to the limited partners. A partnership net loss in any year will be allocated 24 percent to the General Partner and 76 percent to the limited partners until the losses so allocated equal income previously allocated. Any additional losses will be allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses. Additional gains will be allocated 24 percent to the General Partner and 76 percent to the limited partners.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2006
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended March 31, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,270,553 and unaudited net income of $81,984 as compared to $1,310,445 and $93,400, respectively, for the corresponding period in 2005. Unaudited net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $239,138 as compared to $281,763 during the same period in 2005.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2006. The March rent receivable was collected in April 2006.
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
NOTE 5 — DISTRIBUTIONS
On April 28, 2006, a distribution to the limited partners of $160,643, or approximately $18.36 per limited partnership unit, was approved. Such distribution was paid on May 2, 2006. The General Partner also received a distribution of $1,623 with respect to its 1% partnership interest. Total cash distributions paid in January 2006 were $181,298.
NOTE 6 – PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 – ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The transaction was consummated on March 29, 2006 and is not expected to have any impact on the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Del Taco Restaurant Properties I (the Partnership or the Company) offered limited partnership units for sale between March 1983 and March 1984. $4.375 million was raised through the sale of limited partnership units and used to acquire sites and build six restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred.
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name and the restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.
The increase in accounts payable from December 31, 2005 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
Results of Operations
The Partnership owns six properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2006	2005
Riverside Avenue, Rialto, CA	$28,107	$28,497
Elden Avenue, Moreno Valley, CA	33,341	33,827
Foothill Boulevard, La Verne, CA	42,737	40,889
Baseline & Archibald, Rancho Cucamonga, CA	28,697	33,811
Elkhorn Boulevard, Sacramento, CA	18,016	17,361
Haven Avenue, Rancho Cucamonga, CA	30,265	36,680

Total	$181,163	$191,065

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $181,163 during the three month period ended March 31, 2006, which represents a decrease of $9,902 from 2005. The change in rental revenues between 2005 and 2006 is directly attributable to decreases in sales at the restaurants under lease due to local competitive factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2006	2005
Accounting fees	75.66%	72.95%
Distribution of information to limited partners	24.34	27.05

	100.00%	100.00%

General and administrative costs increased from 2005 to 2006 primarily due to increased costs for audit fees and mailing costs, which was partially offset by decreased costs for software licensing fees.
Net income decreased by $8,612 from 2005 to 2006 due to the decrease in rental revenues of $9,902 and the increase in general and administrative expenses of $2,419 which was partially offset by the increase in interest and other income of $3 and the decrease in depreciation expense of $3,706.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2005 Form 10-K.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)	Asset-Backed issuers:
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits and Reports
(a)	Exhibits
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 12, 2006	/s/ Steven L. Brake

Steven L. Brake
Treasurer

Exhibit Index
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002