Form 10-Q
period 2006-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2006-08-11
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$240,432	$268,272
Receivable from Del Taco LLC	60,776	65,191
Deposits	1,418	600

Total current assets	302,626	334,063

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,033,613	2,019,139

	1,968,029	1,982,503

	$2,270,655	$2,316,566

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$76,617	$81,974
Accounts payable	7,959	4,525

Total current liabilities	84,576	86,499

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2006 and December 31, 2005	1,924,121	1,967,669
General partner-Del Taco LLC	261,958	262,398

	2,186,079	2,230,067

	$2,270,655	$2,316,566

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
RENTAL REVENUES	$181,478	$201,377	$362,640	$392,442

EXPENSES:
General and administrative	11,349	11,009	51,038	48,279
Depreciation	7,237	10,943	14,474	21,886

	18,586	21,952	65,512	70,165

Operating income	162,892	179,425	297,128	322,277

OTHER INCOME:
Interest	1,102	887	2,097	1,679
Other	125	275	350	700

Net income	$164,119	$180,587	$299,575	$324,656

Net income per limited partnership unit (Note 2)	$18.57	$20.43	$33.89	$36.73

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$299,575	$324,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	21,886
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	4,415	(458)
Deposits	(818)	350
Payable to limited partners	(5,357)	4,191
Accounts payable	3,434	(2,308)

Net cash provided by operating activities	315,723	348,317

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(343,563)	(356,318)

Net decrease in cash	(27,840)	(8,001)

Beginning cash balance	268,272	251,606

Ending cash balance	$240,432	$243,605

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,250,048 and unaudited net income of $27,122 as compared to $1,392,646 and $107,383, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7). For the three months ended June 30, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $262,265 as compared with $285,500 during the same period in 2005.
For the six months ended June 30, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,520,601 and unaudited net income of $109,106 as compared to $2,703,091 and $200,783, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7). For the six months ended June 30, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $501,400 as compared with $567,258 during the same period in 2005.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2006. The June rent receivable was collected in July 2006.
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
NOTE 5 — DISTRIBUTIONS
On July 24, 2006, a distribution to the limited partners of $157,227, or approximately $17.97 per limited partnership unit, was approved. Such distribution was paid on July 31, 2006. The General Partner also received a distribution of $1,588 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2006 were $181,298 and $162,265, respectively.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The transaction was consummated on March 29, 2006 and is not expected to have any impact on the financial position, results of operations or cash flows of the Partnership.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2006 and 2005 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Riverside Avenue, Rialto, CA	$28,458	$30,244	$56,564	$58,741
Elden Avenue, Moreno Valley, CA	31,056	37,170	64,397	70,997
Foothill Boulevard, La Verne, CA	43,357	44,646	86,094	85,535
Baseline & Archibald, Rancho Cucamonga, CA	31,472	34,260	60,168	68,071
Elkhorn Boulevard, Sacramento, CA	17,985	17,390	36,001	34,752
Haven Avenue, Rancho Cucamonga, CA	29,150	37,667	59,416	74,346

Total	$181,478	$201,377	$362,640	$392,442

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $181,478 during the three month period ended June 30, 2006, which represents a decrease of $19,899 from the corresponding period in 2005. The Partnership earned rental revenue of $362,640 during the six month period ended June 30, 2006, which represents a decrease of $29,802 from the corresponding period in 2005. The change in rental revenues between 2006 and 2005 is directly attributable to changes in sales at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

		Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Accounting fees	49.26%	48.59%	68.60%	66.10%
Distribution of information to limited partners	50.74%	51.41%	31.40%	33.90%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2006 were essentially the same as the corresponding period in 2005. General and administrative costs for the six month period ended June 30, 2006 increased from the corresponding period in the previous year due to increased costs for audit fees and printing and distribution of information costs, which was partially offset by decreased costs for software licensing fees.
For the three month period ended June 30, 2006, net income decreased by $16,468 from 2005 to 2006 due to the decrease in revenues of $19,899 and the increase in general and administrative expenses of $340, partially offset by the increase in interest and other income of $65 and the decrease in depreciation expense of $3,706. For the six month period ended June 30, 2006, net income decreased $25,081 from 2005 to 2006 due to the decrease in revenues of $29,802 and the increase in general and administrative expenses of $2,759, partially offset by the increase in interest and other income of $68 and the decrease in depreciation expense of $7,412.
Significant Recent Accounting Pronouncements
None.
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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 11, 2006	/s/ Steven L. Brake
Steven L. Brake
Treasurer

Exhibit Index

Exhibits	Description
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002