Form 10-Q
period 2006-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2006-11-13
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$253,868	$268,272
Receivable from Del Taco LLC	59,378	65,191
Deposits	1,274	600

Total current assets	314,520	334,063

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,040,850	2,019,139

	1,960,792	1,982,503

	$2,275,312	$2,316,566

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$77,664	$81,974
Accounts payable	4,431	4,525

Total current liabilities	82,095	86,499

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2006	1,931,187	1,967,669
and December 31, 2005
General partner-Del Taco LLC	262,030	262,398

	2,193,217	2,230,067

	$2,275,312	$2,316,566

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
RENTAL REVENUES	$180,681	$194,573	$543,322	$587,015

EXPENSES:
General and administrative	9,137	9,998	60,176	58,277
Depreciation	7,237	10,943	21,711	32,829

	16,374	20,941	81,887	91,106

Operating income	164,307	173,632	461,435	495,909

OTHER INCOME:
Interest	1,347	763	3,444	2,442
Other	300	250	650	950

Net income	$165,954	$174,645	$465,529	$499,301

Net income per limited partnership unit (note 2)	$18.77	$19.76	$52.67	$56.49

Number of units used in computing
per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465,529	$499,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	32,829
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	5,813	1,636
Deposits	(674)	525
Payable to limited partners	(4,310)	12,585
Accounts payable	(94)	(5,183)

Net cash provided by operating activities	487,975	541,693

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(502,379)	(526,098)

Net (decrease) increase in cash	(14,404)	15,595

Beginning cash balance	268,272	251,606

Ending cash balance	$253,868	$267,201

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005 have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 units in 2006 and 2005.
Pursuant to the partnership agreement, annual partnership net income is allocated one percent to Del Taco LLC (Del Taco or the General Partner), formerly known as Del Taco, Inc., and 99 percent to the limited partners. A partnership net loss in any year will be allocated 24 percent to the General Partner and 76 percent to the limited partners until the losses so allocated equal income previously allocated. Any additional losses will be allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses. Additional gains will be allocated 24 percent to the General Partner and 76 percent to the limited partners.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,254,188 and unaudited net income of $12,406 as compared to $1,358,741 and $96,914, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7). For the three months ended September 30, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $251,487 as compared with $262,698 during the same period in 2005.
For the nine months ended September 30, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,774,789 and unaudited net income of $121,512 as compared to $4,061,832 and $297,697, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7). For the nine months ended September 30, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $752,892 as compared with $829,960 during the same period in 2005.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2006. The September rent receivable was collected in October 2006.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 5 — DISTRIBUTIONS
On October 24, 2006, a distribution to the limited partners of $169,492, or approximately $19.37 per limited partnership unit, was approved. Such distribution was paid on October 31, 2006. The General Partner also received a distribution of $1,712 with respect to its 1% partnership interest. Total cash distributions paid in January, April, and July 2006 were $181,298, $162,265 and $158,816, respectively.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — CONCENTRATION OF RISK
The 6 restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2006 and 2005. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 8 — ACQUISITION OF GENERAL PARTNER
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
Del Taco Restaurant Properties I (the Partnership or the Company) offered limited partnership units for sale between March 1983 and March 1984. In total, $4.375 million was raised through the sale of limited partnership units and used to acquire sites, build six restaurants, pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred.
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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2006 and 2005 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Riverside Avenue, Rialto, CA	$30,324	$30,432	$86,889	$89,173
Elden Avenue, Moreno Valley, CA	29,279	37,683	93,676	108,680
Foothill Boulevard, La Verne, CA	43,856	44,659	129,950	130,194
Baseline & Archibald, Rancho Cucamonga, CA	30,179	31,524	90,347	99,595
Elkhorn Boulevard, Sacramento, CA	17,632	16,242	53,633	50,993
Haven Avenue, Rancho Cucamonga, CA	29,411	34,033	88,827	108,380

Total	$180,681	$194,573	$543,322	$587,015

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $180,681 during the three month period ended September 30, 2006, which represents a decrease of $13,892 from the corresponding period in 2005. The Partnership earned rental revenue of $543,322 during the nine month period ended September 30, 2006, which represents a decrease of $43,693 from the corresponding period in 2005. The changes in rental revenues between 2006 and 2005 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Accounting fees	57.05%	56.51%	70.48%	70.82%
Distribution of information to Limited Partners	42.95%	43.49%	29.52%	29.18%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2006 decreased from the corresponding period in 2005 due to decreased auditing and printing costs. General and administrative costs for the nine month period ended September 30, 2006 increased from the corresponding period in the previous year due to increased auditing, accounting and distribution of printed materials costs, partially offset by decreased software licensing costs.
For the three month period ended September 30, 2006, net income decreased $8,691 from 2006 to 2005 due to the decrease in revenues of $13,892, which was partially offset by the increase in interest and other income of $634, the $861 decrease in general and administrative expenses and the $3,706 decrease in depreciation expense. For the nine month period ended September 30, 2006, net income decreased by $33,772 from 2006 to 2005 due to a decrease in revenues of $43,693 and the increase in general and administrative expenses of $1,899, partially offset by the increase in interest and other income of $702 and the $11,118 decrease in depreciation expense.
Significant Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
None.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)	Asset-Backed issuers:
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits and Reports
(a)	Exhibits

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 13, 2006	/s/ Steven L. Brake
Steven L. Brake
Treasurer

Exhibit Index

Exhibits	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002