Form 10-K
period 2006-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2007-03-23
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

PART I
Item 1. Business
Del Taco Restaurant Properties I (the Partnership) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 8,751 units totaling $4.375 million through an offering of limited partnership units from March 1983 through March 1984. The term of the partnership agreement is until April 30, 2022, unless terminated earlier by means provided in the partnership agreement.
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2006, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).
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

Item 2. Properties
The Partnership acquired six properties with proceeds obtained from the sale of partnership units:

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
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.
Item 3. Legal Proceedings
The Partnership is not a party to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 744 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Rental revenues	$722,953	$780,229	$772,133	$738,302	$671,021
General and administrative expense	71,436	68,833	68,345	68,221	52,662
Depreciation expense	28,948	40,420	43,772	43,772	43,772
Interest and other income	5,443	4,627	3,696	3,387	3,885
Net income	628,012	675,603	663,712	629,696	578,472
Net income per limited partnership unit	71.05	76.43	75.09	71.24	65.44
Cash distributions per limited partnership unit	76.21	80.45	80.78	73.33	69.02
Total assets	2,275,794	2,316,566	2,340,659	2,393,624	2,396,792
Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)
Results of Operations – (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2006	2005	2004
Riverside Avenue, Rialto, CA	$116,077	$118,890	$117,855
Elden Avenue, Moreno Valley, CA	120,781	145,747	132,826
Foothill Boulevard, La Verne, CA	173,288	175,281	167,815
Baseline & Archibald, Rancho Cucamonga, CA	120,339	130,835	137,154
Elkhorn Boulevard, Sacramento, CA	72,871	68,494	74,167
Haven Avenue, Rancho Cucamonga, CA	119,597	140,982	142,316

Total	$722,953	$780,229	$772,133

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $722,953 during the year ended December 31, 2006, which represents a decrease of $57,276 from 2005. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $780,229 during the year ended December 31, 2005, which represents an increase of $8,096 from 2004. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2006	2005	2004
Accounting fees	60.99%	59.41%	55.25%
Distribution of information to limited partners	37.31	38.94	42.60
Other	1.70	1.65	2.15

	100.00	100.00	100.00

General and administrative costs increased by $2,603 from 2005 to 2006. The increase was caused primarily by increased costs for annual audit fees.
General and administrative costs increased by $488 from 2004 to 2005. The increase was caused primarily by increased costs for annual audit and accounting fees and income tax preparation, partially offset by decreased costs for printing and mailing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)
Results of Operations – (continued)
Depreciation expense decreased by $11,472 in 2006 and $3,352 in 2005 as certain land improvements became fully depreciated.
Net income decreased by $47,591 from 2005 to 2006 due to the decrease in revenues of $57,276 and the $2,603 increase in general and administrative expenses which was offset by the increase in other income of $816 and the decrease in depreciation expense of $11,472.
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
None.

Item 8. Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties I:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2006 and 2005, and the related statements of income, partners’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2006 and 2005 information in the accompanying financial statement schedule listed in item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2006 and 2005 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
February 14, 2007

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties I:
We have audited the accompanying statements of income, partners’ equity and cash flows of Del Taco Restaurant Properties I for the year ended December 31, 2004. In connection with our audit of the financial statements, we have also audited the 2004 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Del Taco Restaurant Properties I for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the 2004 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

DEL TACO RESTAURANT PROPERTIES I
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$259,468	$268,272
Receivable from Del Taco LLC	61,641	65,191
Deposits	1,130	600

Total current assets	322,239	334,063

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,048,087	2,019,139

	1,953,555	1,982,503

	$2,275,794	$2,316,566

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$81,877	$81,974
Accounts payable	9,421	4,525

Total current liabilities	91,298	86,499

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at December 31, 2006 and December 31, 2005	1,922,554	1,967,669
General partner-Del Taco LLC	261,942	262,398

	2,184,496	2,230,067

	$2,275,794	$2,316,566

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
RENTAL REVENUES	$722,953	$780,229	$772,133

EXPENSES:
General and administrative	71,436	68,833	68,345
Depreciation	28,948	40,420	43,772

	100,384	109,253	112,117

Operating income	622,569	670,976	660,016

OTHER INCOME:
Interest	4,668	3,277	2,496
Other	775	1,350	1,200

Net income	$628,012	$675,603	$663,712

Net income per limited partnership unit (note 2)	$71.05	$76.43	$75.09

Number of limited partnership units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2003	8,751	$2,052,646	$263,257	$2,315,903
Net Income	—	657,075	6,637	663,712
Cash Distributions	—	(706,930)	(7,141)	(714,071)

Balance, December 31, 2004	8,751	2,002,791	262,753	2,265,544
Net Income	—	668,847	6,756	675,603
Cash Distributions	—	(703,969)	(7,111)	(711,080)

Balance, December 31, 2005	8,751	1,967,669	262,398	2,230,067
Net Income	—	621,732	6,280	628,012
Cash Distributions	—	(666,847)	(6,736)	(673,583)

Balance, December 31, 2006	8,751	$1,922,554	$261,942	$2,184,496

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$628,012	$675,603	$663,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,948	40,420	43,772
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	3,550	(360)	1,362
Deposits	(530)	699	(373)
Payable to limited partners	(97)	17,340	(10,880)
Accounts payable	4,896	(5,956)	8,274

Net cash provided by operating activities	664,779	727,746	705,867

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(673,583)	(711,080)	(714,071)

Net (decrease) increase in cash	(8,804)	16,666	(8,204)

Beginning cash balance	268,272	251,606	259,810

Ending cash balance	$259,468	$268,272	$251,606

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Partnership: Del Taco Restaurant Properties I, a California limited partnership (the Partnership), was formed on November 30, 1982, for the purpose of acquiring real property in California for construction of six Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco), for operation under the Del Taco trade name. The term of the partnership agreement is until April 30, 2022 unless terminated earlier by means provided in the partnership agreement.
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
Net Income Per Limited Partnership Unit: Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 units for all years presented.
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
Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2006 and 2005, the Partnership had approximately $276,000 and $288,000, respectively, on deposit at one financial institution.
NOTE 2 — PARTNERS’ EQUITY
Pursuant to the partnership agreement, annual partnership net income is allocated one percent to Del Taco and 99 percent to the limited partners. A partnership net loss in any year will be allocated 24 percent to the General Partner and 76 percent to the limited partners until the losses so allocated equal income previously allocated. Any additional losses will be allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses. Additional gains will be allocated 24 percent to the General Partner and 76 percent to the limited partners.
In 1986, the General Partner contributed additional capital of $280,000 to the Partnership in order to provide funds necessary to complete the sixth and final restaurant.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2019 to 2020. There is no minimum rental under any of the leases. The Partnership had a total of six properties leased as of December 31, 2006, 2005 and 2004, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2006.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,021,783, $5,411,614 and $5,291,488 and unaudited net income of $141,769, $391,882 and $404,074 for the years ended December 31, 2006, 2005 and 2004, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior years primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 9). The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,002,825, $1,090,292 and $1,142,954 for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2006 and 2005. The rent receivable was collected in January 2007 and 2006, respectively.
The General Partner received $6,736, $7,111 and $7,141 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2006, 2005 and 2004, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2006	2005	2004
Net income per financial statements	$628,012	$675,603	$663,712
Excess book depreciation	17,328	27,938	16,567

Taxable income	$645,340	$703,541	$680,279

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2006, is as follows (unaudited):

Partners’ equity per financial statements	$2,184,496
Issue costs of limited partnership units capitalized for tax purposes	637,325
Difference in book vs. tax depreciation	93,563
Other	235

Partners’ equity for tax purposes	$2,915,619

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2006 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2003	$20.29	8,751	8,751
March 31, 2004	17.90	8,751	8,751
June 30, 2005	20.54	8,751	8,751
September 30, 2004	22.05	8,751	8,751

Total paid in 2003	$80.78

December 31, 2004	$20.59	8,751	8,751
March 31, 2005	19.72	8,751	8,751
June 30, 2005	19.21	8,751	8,751
September 30, 2005	20.93	8,751	8,751

Total paid in 2004	$80.45

December 31, 2005	$20.51	8,751	8,751
March 31, 2006	18.36	8,751	8,751
June 30, 2006	17.97	8,751	8,751
September 30, 2006	19.37	8,751	8,751

Total paid in 2006	$76.21

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2006 amounted to $19.53 per limited partnership unit and were paid in January 2007.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2006
Rental revenues	$181,163	$181,478	$180,681	$179,631
Net income	135,457	164,119	165,954	162,482
Net income per limited partnership unit	15.32	18.57	18.77	18.39

Year ended December 31, 2005
Rental revenues	$191,065	$201,377	$194,573	$193,214
Net income	144,069	180,587	174,645	176,302
Net income per limited partnership unit	16.30	20.43	19.76	19.94

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 8 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 9 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Brands, Inc. The transaction was consummated on March 29, 2006 and did not have an impact on the financial position, results of operations or cash flows of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Refer to Form 8-K dated November 30, 2006.
Item 9A. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures:
As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Treasurer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Shirlene Lopez	President	42
C. Ronald Petty	President of Development	62
James D. Stoops	Executive Vice President, Operations	54
Janet D. Erickson	Executive Vice President, Purchasing	50
Steven L. Brake	Treasurer	34
Del Taco’s term as general partner will continue indefinitely, subject to the right of a majority in interest of the limited partners to remove and replace it. The above referenced officers of the General Partner will hold office until their resignation or the election or appointment of their successor.
(c)	None

(d)	No family relationship exists between any such officer of the General Partner.

(e)	The following is an account of the business experience during the past five years of each such officer:

Shirlene Lopez, President of Del Taco LLC. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design and in 1997, to Vice President, Corporate Development & Design. In February 2002 Ms. Lopez was promoted to Executive Vice President, Operations Services and was promoted to President in October 2006.
C. Ronald Petty, President of Development of Del Taco LLC. Mr. Petty began his career in the restaurant business in 1973 with McDonald’s Corporation. He was employed by McDonald’s in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny’s 1993-1996; President and CEO of Peter Piper Pizza 1996-1998; President of Del Taco December 1998 until March 2006 and President of Development since March 2006.
James D. Stoops, Executive Vice President, Operations of Del Taco LLC. From 1968 to 1991, Mr. Stoops served in a wide variety of operations positions with Burger King Corporation with increasing levels of responsibility. In 1985, Mr. Stoops was appointed Region Vice President/General Manager for the New York region and served in that position until October of 1990. In January of 1991, he joined Del Taco LLC in his current post.
Janet D. Erickson, Executive Vice President, Purchasing of Del Taco LLC. From 1979 to 1986, Ms. Erickson was with Denny’s Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Erickson was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco LLC. Ms. Erickson has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.
Steven L. Brake, Treasurer of Del Taco LLC. Mr. Brake has been Treasurer since March 2006 and previously served as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake is a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
Code of Ethics
The Partnership has no executive officers or any fulltime employees and, accordingly, has not adopted a code of ethics.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2006, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $6,280 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $6,736 in distributions relating to its one percent interest in the Partnership.
(b)	During 2006, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2006 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner), principal auditor since the quarter ended September 30, 2005, and KPMG LLP who was the principal auditor through the quarter ended June 30, 2005.

	Squar Milner		KPMG LLP
	2006	2005	2005
Audit Fees	$14,580	$1,080	$12,131
Audit-Related Fees	0	0	0
Tax Fees	0	0	11,250
All Other Fees	0	0	0

Total	$14,580	$1,080	$23,381

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Report of Independent Registered Public Accounting Firm – KPMG LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2006, the following report on Form 8-K was filed:

Form 8-K dated November 30, 2006 was filed regarding the merger of Squar, Milner, Miranda & Williamson, LLP with Peterson & Co. LLP. The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES I — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Building &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$135,315	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	174,071	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	222,746	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	—	454,507	144,655	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	128,266	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	107,008	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$—	$2,865,616	$912,061

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 2003:	$2,865,616	$798,921
Additions	—	43,772
Retirements	—	—

Balances at December 31, 2004:	2,865,616	842,693
Additions	—	40,420
Retirements	—	—

Balances at December 31, 2005:	2,865,616	883,113
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2006:	$2,865,616	$912,061

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $1,945,955 at December 31, 2006.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
a California limited partnership

Del Taco LLC General Partner

Date March 23, 2007	Shirlene Lopez Shirlene Lopez
President

Date March 23, 2007	C. Ronald Petty C. Ronald Petty
President of Development

Date March 23, 2007	Steven L. Brake Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002