Form 10-Q
period 2007-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2007-05-14
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$235,577	$259,468
Receivable from Del Taco LLC	61,450	61,641
Deposits	1,543	1,130

Total current assets	298,570	322,239

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642

Less—accumulated depreciation	2,055,324	2,048,087

	1,946,318	1,953,555

	$2,244,888	$2,275,794

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$73,846	$81,877
Accounts payable	31,631	9,421

Total current liabilities	105,477	91,298

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at March 31, 2007	1,877,919	1,922,554
and December 31, 2006
General partner-Del Taco LLC	261,492	261,942

	2,139,411	2,184,496

	$2,244,888	$2,275,794

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

RENTAL REVENUES	$173,334	$181,163

EXPENSES:
General and administrative	40,367	39,689
Depreciation	7,237	7,237

	47,604	46,926

Operating income	125,730	134,237

OTHER INCOME:
Interest	1,208	995
Other	575	225

Net income	$127,513	$135,457

Net income per limited partnership unit (Note 2)	$14.43	$15.32

Number of units used in computing per unit amounts	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$127,513	$135,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,237	7,237
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	191	3,088
Deposits	(413)	(385)
Payable to limited partners	(8,031)	(6,231)
Accounts payable	22,210	16,869

Net cash provided by operating activities	148,707	156,035

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(172,598)	(181,298)

Net decrease in cash	(23,891)	(25,263)

Beginning cash balance	259,468	268,272

Ending cash balance	$235,577	$243,009

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2007, the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006 have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2007 and 2006.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2019 to 2020. There is no minimum rental payment required under any of the leases.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended March 31, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,204,237 and net income of $3,464 as compared to $1,270,553 and $81,984, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8). For the three months ended March 31, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $240,215 as compared to $239,138 during the same period in 2006.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2007. The March rent receivable was collected in April 2007.
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
NOTE 5 — DISTRIBUTIONS
On April 27, 2007, a distribution to the limited partners of $152,193, or approximately $17.39 per limited partnership unit, was approved. Such distribution was paid on May 3, 2007. The General Partner also received a distribution of $1,537 with respect to its 1% partnership interest. Total cash distributions paid in January 2006 were $172,598.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 7 — CONCENTRATION OF RISK
The 6 restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2007 and 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
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
The increase in accounts payable from December 31, 2006 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
Results of Operations
The Partnership owns six properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2007	2006

Riverside Avenue, Rialto, CA	$28,781	$28,107
Elden Avenue, Moreno Valley, CA	25,598	33,341
Foothill Boulevard, La Verne, CA	41,755	42,737
Baseline & Archibald, Rancho Cucamonga, CA	28,826	28,697
Elkhorn Boulevard, Sacramento, CA	18,411	18,016
Haven Avenue, Rancho Cucamonga, CA	29,963	30,265

Total	$173,334	$181,163

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $173,334 during the three month period ended March 31, 2007, which represents a decrease of $7,829 from 2006. The change in rental revenues between 2006 and 2007 is directly attributable to decreases in sales at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2007	2006
Accounting fees	78.27%	75.66%
Distribution of information to limited partners	21.73	24.34

	100.00%	100.00%

General and administrative costs increased from 2006 to 2007 primarily due to increased costs for accounting fees related to certain statutory filing requirements, which was partially offset by decreased printing costs.
Net income decreased by $7,944 from 2006 to 2007 due to the decrease in rental revenues of $7,829 and the increase in general and administrative expenses of $678 which was partially offset by the increase in interest and other income of $563.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2006 Form 10-K.
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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco LLC General Partner

Date: May 14, 2007	/s/ Steven L. Brake
Steven L. Brake Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002