Form 10-Q
period 2007-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2007-08-13
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$196,337	$259,468
Receivable from Del Taco LLC	61,747	61,641
Deposits	985	1,130

Total current assets	259,069	322,239

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,062,561	2,048,087

	1,939,081	1,953,555

	$2,198,150	$2,275,794

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$44,985	$81,877
Accounts payable	4,199	9,421

Total current liabilities	49,184	91,298

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2007 and December 31, 2006	1,887,379	1,922,554
General partner-Del Taco LLC	261,587	261,942

	2,148,966	2,184,496

	$2,198,150	$2,275,794

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

RENTAL REVENUES	$181,721	$181,478	$355,055	$362,640

EXPENSES:
General and administrative	13,075	11,349	53,442	51,038
Depreciation	7,237	7,237	14,474	14,474

	20,312	18,586	67,916	65,512

Operating income	161,409	162,892	287,139	297,128

OTHER INCOME:
Interest	1,201	1,102	2,410	2,097
Other	675	125	1,250	350

Net income	$163,285	$164,119	$290,799	$299,575

Net income per limited partnership unit (Note 2)	$18.47	$18.57	$32.90	$33.89

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$290,799	$299,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	14,474
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(106)	4,415
Deposits	145	(818)
Payable to limited partners	(36,892)	(5,357)
Accounts payable	(5,222)	3,434

Net cash provided by operating activities	263,198	315,723

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(326,329)	(343,563)

Net decrease in cash	(63,131)	(27,840)

Beginning cash balance	259,468	268,272

Ending cash balance	$196,337	$240,432

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006 have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,256,131 and unaudited net income of $547 as compared to $1,250,048 and $27,122, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $258,210 as compared with $262,265 during the same period in 2006.
For the six months ended June 30, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,460,368 and unaudited net income of $4,011 as compared to $2,520,601 and $109,106, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8). For the six months ended June 30, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $498,425 as compared with $501,400 during the same period in 2006.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2007. The June rent receivable was collected in July 2007.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2007 were $172,599 and $153,730, respectively. On July 23, 2007, a distribution to the limited partners of $144,888, or approximately $16.56 per limited partnership unit, was declared. Such distribution was paid on July 30, 2007. The General Partner also received a distribution of $1,464 with respect to its 1% partnership interest.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The reduction in payable to limited partners from December 31, 2006 to June 30, 2007 is due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2007 and 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2007 and 2006 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Riverside Avenue, Rialto, CA	$28,558	$28,458	$57,339	$56,564
Elden Avenue, Moreno Valley, CA	26,333	31,056	51,931	64,397
Foothill Boulevard, La Verne, CA	43,491	43,357	85,246	86,094
Baseline & Archibald, Rancho Cucamonga, CA	30,985	31,472	59,811	60,168
Elkhorn Boulevard, Sacramento, CA	20,035	17,985	38,446	36,001
Haven Avenue, Rancho Cucamonga, CA	32,319	29,150	62,282	59,416

Total	$181,721	$181,478	$355,055	$362,640

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $181,721 during the three month period ended June 30, 2007, which represents an increase of $243 from the corresponding period in 2006. The Partnership earned rental revenue of $355,055 during the six month period ended June 30, 2007, which represents a decrease of $7,585 from the corresponding period in 2006. The change in rental revenues between 2007 and 2006 is directly attributable to changes in sales at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Accounting fees	45.99%	49.26%	69.33%	68.60%
Distribution of information to limited partners	54.01%	50.74%	30.67%	31.40%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and six month periods ended June 30, 2007 increased from the corresponding period in 2006 due to increased costs for accounting fees related to certain statutory filing requirements and increased printing costs.
For the three month period ended June 30, 2007, net income decreased by $834 from 2006 to 2007 due to the increase in general and administrative expenses of $1,726, partially offset by the increase in revenues of $243 and interest and other income of $649. For the six month period ended June 30, 2007, net income decreased $8,776 from 2006 to 2007 due to the decrease in revenues of $7,585 and the increase in general and administrative expenses of $2,404, partially offset by the increase in interest and other income of $1,213.
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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 13, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002