Form 10-Q
period 2007-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2007-11-14
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$232,956	$259,468
Receivable from Del Taco LLC	61,442	61,641
Deposits	986	1,130

Total current assets	295,384	322,239

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,069,798	2,048,087

	1,931,844	1,953,555

	$2,227,228	$2,275,794

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$42,461	$81,877
Accounts payable	10,023	9,421

Total current liabilities	52,484	91,298

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2007 and December 31, 2006	1,912,900	1,922,554
General partner-Del Taco LLC	261,844	261,942

	2,174,744	2,184,496

	$2,227,228	$2,275,794

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
RENTAL REVENUES	$188,813	$180,681	$543,869	$543,322

EXPENSES:
General and administrative	10,682	9,137	64,124	60,176
Depreciation	7,237	7,237	21,711	21,711

	17,919	16,374	85,835	81,887

Operating income	170,894	164,307	458,034	461,435

OTHER INCOME:
Interest	986	1,347	3,395	3,444
Other	250	300	1,500	650

Net income	$172,130	$165,954	$462,929	$465,529

Net income per limited partnership unit (note 2)	$19.47	$18.77	$52.37	$52.67

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$462,929	$465,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	21,711
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	199	5,813
Deposits	144	(674)
Payable to limited partners	(39,416)	(4,310)
Accounts payable	602	(94)

Net cash provided by operating activities	446,169	487,975

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(472,681)	(502,379)

Net decrease in cash	(26,512)	(14,404)

Beginning cash balance	259,468	268,272

Ending cash balance	$232,956	$253,868

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties I (the Partnership or the Company). Amounts related to disclosure of December 31, 2006 balances within these interim financial statements were derived from the audited 2006 financial statements and notes thereto included in the 2006 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership’s financial position at September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006 have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 units in 2007 and 2006.
Pursuant to the partnership agreement, annual partnership net income is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc., (Del Taco or the General Partner), and 99 percent to the limited partners. A partnership net loss in any year will be allocated 24 percent to the General Partner and 76 percent to the limited partners until the losses so allocated equal income previously allocated. Any additional losses will be allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses. Additional gains will be allocated 24 percent to the General Partner and 76 percent to the limited partners.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,315,056 and unaudited net income of $3,767 as compared to $1,254,188 and $12,406, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $258,388 as compared with $251,487 during the same period in 2006.
For the nine months ended September 30, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,775,425 and unaudited net income of $7,778 as compared to $3,774,789 and $121,512, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8). For the nine months ended September 30, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $756,813 as compared with $752,892 during the same period in 2006.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2007. The September rent receivable was collected in October 2007.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April, and July 2007 were $172,599, $153,730 and $146,352 respectively. On October 29, 2007, a distribution to the limited partners of $183,640, or approximately $20.99 per limited partnership unit, was approved. Such distribution was paid on October 31, 2007. The General Partner also received a distribution of $1,855 with respect to its 1% partnership interest.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer. The reduction in payable to limited partners from December 31, 2006 to September 30, 2007 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2007 and 2006.  Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 8 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The transaction was consummated on March 29, 2006 and did not have an impact on the financial position, results of operations or cash flows of the Partnership.
NOTE 9 — COMMENTS AND CONTINGENIES
Litigation
The General Partner of the Partnership is a defendant in a lawsuit related to a property line dispute for the restaurant on Baseline & Archibald in Rancho Cucamonga, California. The Partnership has an express easement covering the alleged encroachment and believes a blanket development easement covers the remainder of the alleged encroachment. The General Partner intends to defend against this lawsuit, although resolution of this matter could involve the Partnership acquiring the encroached territory.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2007 and 2006 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Riverside Avenue, Rialto, CA	$29,604	$30,324	$86,944	$86,889
Elden Avenue, Moreno Valley, CA	27,120	29,279	79,051	93,676
Foothill Boulevard, La Verne, CA	44,979	43,856	130,225	129,950
Baseline & Archibald, Rancho Cucamonga, CA	31,007	30,179	90,818	90,347
Elkhorn Boulevard, Sacramento, CA	20,871	17,632	59,317	53,633
Haven Avenue, Rancho Cucamonga, CA	35,232	29,411	97,514	88,827

Total	$188,813	$180,681	$543,869	$543,322

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $188,813 during the three month period ended September 30, 2007, which represents an increase of $8,132 from the corresponding period in 2006. The Partnership earned rental revenue of $543,869 during the nine month period ended September 30, 2007, which represents an increase of $547 from the corresponding period in 2006. The changes in rental revenues between 2007 and 2006 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Accounting fees	53.60%	57.05%	69.72%	70.48%
Distribution of information to limited partners	46.40%	42.95%	30.28%	29.52%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods ended September 30, 2007 increased from the corresponding periods in 2006 due to increased costs for accounting fees related to certain statutory filing requirements and increased printing costs.
For the three month period ended September 30, 2007, net income increased $6,176 from 2007 to 2006 due to the increase in revenues of $8,132, which was partially offset by the decrease in interest and other income of $411, and the $1,545 increase in general and administrative expenses. For the nine month period ended September 30, 2007, net income decreased by $2,600 from 2007 to 2006 due to the increase in general and administrative expenses of $3,948, which was partially offset by increases in revenues of $547 and interest and other income of $801.
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

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 1. Legal Proceedings
The General Partner of the Partnership is a defendant in a lawsuit related to a property line dispute for the restaurant on Baseline & Archibald in Rancho Cucamonga, California. The Partnership has an express easement covering the alleged encroachment and believes a blanket development easement covers the remainder of the alleged encroachment. The General Partner intends to defend against this lawsuit, although resolution of this matter could involve the Partnership acquiring the encroached territory.
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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibits	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002