Form 10-K
period 2007-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2008-03-10
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2007, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).
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
Item 1A. Risk Factors
None.

Item 2. Properties
The Partnership acquired six properties with proceeds obtained from the sale of partnership units:

Date of
			Restaurant	Commencement
Address	City, State	Date of Acquisition	Constructed	of Operation (1)
Riverside Avenue	Rialto, CA	September 28, 1984	60 seat with drive through service window	February 12, 1985

Elden Avenue	Moreno Valley, CA	March 8, 1985	60 seat with drive through service window	June 30, 1985

Foothill Boulevard	La Verne, CA	April 16, 1985	60 seat with drive through service window	November 6, 1985

Baseline & Archibald	Rancho Cucamonga, CA	July 10, 1985	60 seat with drive through service window	November 26, 1985

Elkhorn Boulevard	Sacramento, CA	August 22, 1985	60 seat with drive through service window	January 15, 1986

Haven Avenue	Rancho Cucamonga, CA	September 20, 1985	60 seat with drive through service window	February 14, 1986
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.
Item 3. Legal Proceedings
On February 21, 2008, the General Partner settled a property encroachment lawsuit regarding the Partnership’s restaurant on Haven Avenue in Rancho Cucamonga, California. The Partnership has an express easement for a portion of the encroachment and the General Partner believes it also has a blanket development easement for the remainder of the encroachment. To settle the case, the General Partner agreed to have the Partnership purchase the encroachment area for $70,000 and obtain a full release of both parties’ claims.

Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 715 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Rental revenues	$730,322	$722,953	$780,229	$772,133	$738,302
General and administrative expense	73,984	71,436	68,833	68,345	68,221
Depreciation expense	28,948	28,948	40,420	43,772	43,772
Interest and other income	6,100	5,443	4,627	3,696	3,387
Net income	633,490	628,012	675,603	663,712	629,696
Net income per limited partnership unit	71.67	71.05	76.43	75.09	71.24
Cash distributions per limited partnership unit	74.47	76.21	80.45	80.78	73.33
Total assets	2,205,826	2,275,794	2,316,566	2,340,659	2,393,624
Long-term obligations	—	—	—	—	—

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)
Results of Operations – (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2007	2006	2005
Riverside Avenue, Rialto, CA	$113,841	$116,077	$118,890
Elden Avenue, Moreno Valley, CA	103,720	120,781	145,747
Foothill Boulevard, La Verne, CA	175,299	173,288	175,281
Baseline & Archibald, Rancho Cucamonga, CA	121,287	120,339	130,835
Elkhorn Boulevard, Sacramento, CA	81,243	72,871	68,494
Haven Avenue, Rancho Cucamonga, CA	134,932	119,597	140,982

Total	$730,322	$722,953	$780,229

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $730,322 during the year ended December 31, 2007, which represents an increase of $7,369 from 2006. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The Partnership earned rental revenues of $722,953 during the year ended December 31, 2006, which represents a decrease of $57,276 from 2005. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2007	2006	2005
Accounting fees	62.92%	60.99%	59.41%
Distribution of information to limited partners	35.64	37.31	38.94
Other	1.44	1.70	1.65

	100.00	100.00	100.00

General and administrative costs increased by $2,548 from 2006 to 2007. The increase was caused primarily by increased costs for accounting fees.
General and administrative costs increased by $2,603 from 2005 to 2006. The increase was caused primarily by increased costs for annual audit fees.
Depreciation expense decreased by $11,472 in 2006 as certain land improvements became fully depreciated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (continued)
Net income increased by $5,478 from 2006 to 2007 due to the increases in revenues of $7,369 and other income of $657, and offset by the $2,548 increase in general and administrative expenses.
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
None.

Item 8. Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties I:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2007 and 2006 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the company listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assertion about the effectiveness of Del Taco Restaurant Properties I’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s report on internal control over financial reporting under Item 9A and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 4, 2008

DEL TACO RESTAURANT PROPERTIES I
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$218,140	$259,468
Receivable from Del Taco LLC	62,093	61,641
Deposits	986	1,130

Total current assets	281,219	322,239

PROPERTY AND EQUIPMENT:
Land and improvements	1,852,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,001,642	4,001,642
Less—accumulated depreciation	2,077,035	2,048,087

	1,924,607	1,953,555

	$2,205,826	$2,275,794

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$39,157	$81,877
Accounts payable	6,859	9,421

Total current liabilities	46,016	91,298

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at December 31, 2007 and December 31, 2006	1,898,115	1,922,554
General partner-Del Taco LLC	261,695	261,942

	2,159,810	2,184,496

	$2,205,826	$2,275,794

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
RENTAL REVENUES	$730,322	$722,953	$780,229

EXPENSES:
General and administrative	73,984	71,436	68,833
Depreciation	28,948	28,948	40,420

	102,932	100,384	109,253

Operating income	627,390	622,569	670,976

OTHER INCOME:
Interest	4,375	4,668	3,277
Other	1,725	775	1,350

Net income	$633,490	$628,012	$675,603

Net income per limited partnership unit (note 2)	$71.67	$71.05	$76.43

Number of limited partnership units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2007, 2006, and 2005

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2004	8,751	$2,002,791	$262,753	$2,265,544
Net Income	—	668,847	6,756	675,603
Cash Distributions	—	(703,969)	(7,111)	(711,080)

Balance, December 31, 2005	8,751	1,967,669	262,398	2,230,067
Net Income	—	621,732	6,280	628,012
Cash Distributions	—	(666,847)	(6,736)	(673,583)

Balance, December 31, 2006	8,751	1,922,554	261,942	2,184,496
Net Income	—	627,155	6,335	633,490
Cash Distributions	—	(651,594)	(6,582)	(658,176)

Balance, December 31, 2007	8,751	$1,898,115	$261,695	$2,159,810

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$633,490	$628,012	$675,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,948	28,948	40,420
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(452)	3,550	(360)
Deposits	144	(530)	699
Payable to limited partners	(42,720)	(97)	17,340
Accounts payable	(2,562)	4,896	(5,956)

Net cash provided by operating activities	616,848	664,779	727,746

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(658,176)	(673,583)	(711,080)

Net (decrease) increase in cash	(41,328)	(8,804)	16,666

Beginning cash balance	259,468	268,272	251,606

Ending cash balance	$218,140	$259,468	$268,272

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
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
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
Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2007 and 2006, the Partnership had approximately $239,000 and $276,000, respectively, on deposit at one financial institution.
Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2019 to 2020. There is no minimum rental under any of the leases. The Partnership had a total of six properties leased as of December 31, 2007, 2006 and 2005, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2007.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,075,290, $5,021,783 and $5,411,614 and unaudited net income of $2,944, $141,769 and $391,882 for the years ended December 31, 2007, 2006 and 2005, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior years primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 9). The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,010,728, $1,002,825 and $1,090,292 for the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2007 and 2006. The rent receivable was collected in January 2008 and 2007, respectively.
The General Partner received $6,582, $6,736 and $7,111 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2007, 2006 and 2005, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2007	2006	2005
Net income per financial statements	$633,490	$628,012	$675,603
Excess book depreciation	17,328	17,328	27,938

Taxable income	$650,818	$645,340	$703,541

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2007, is as follows (unaudited):

Partners’ equity per financial statements	$2,159,810
Issue costs of limited partnership units capitalized for tax purposes	637,325
Difference in book vs. tax depreciation	110,891
Other	235

Partners’ equity for tax purposes	$2,908,261

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2007 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2004	$20.59	8,751	8,751
March 31, 2005	19.72	8,751	8,751
June 30, 2005	19.21	8,751	8,751
September 30, 2005	20.93	8,751	8,751

Total paid in 2005	$80.45

December 31, 2005	$20.51	8,751	8,751
March 31, 2006	18.36	8,751	8,751
June 30, 2006	17.97	8,751	8,751
September 30, 2006	19.37	8,751	8,751

Total paid in 2006	$76.21

December 31, 2006	$19.53	8,751	8,751
March 31, 2007	17.39	8,751	8,751
June 30, 2007	16.56	8,751	8,751
September 30, 2007	20.99	8,751	8,751

Total paid in 2007	$74.47

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2008 for the quarter ended December 31, 2007 amounted to $19.68 per limited partnership unit and were paid in January 2008.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2007
Rental revenues	$173,334	$181,721	$188,813	$186,454
Net income	127,514	163,285	172,130	170,561
Net income per limited partnership unit	14.43	18.47	19.47	19.30

Year ended December 31, 2006
Rental revenues	$181,163	$181,478	$180,681	$179,631
Net income	135,457	164,119	165,954	162,482
Net income per limited partnership unit	15.32	18.57	18.77	18.39

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 8 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer. The reduction in payable to limited partners from December 31, 2006 to December 31, 2007 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 9 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Brands, Inc. The transaction was consummated on March 29, 2006 and did not have an impact on the financial position, results of operations or cash flows of the Partnership.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
On February 21, 2008, the General Partner settled a property encroachment lawsuit regarding the Partnership’s restaurant on Haven Avenue in Rancho Cucamonga, California. The Partnership has an express easement for a portion of the encroachment and the General Partner believes it also has a blanket development easement for the remainder of the encroachment. To settle the case, the General Partner agreed to have the Partnership purchase the encroachment area for $70,000 and obtain a full release of both parties’ claims.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our President and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
Internal control over financial reporting
(a) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding the effectiveness of internal control over financial reporting. Pursuant to temporary rules of the Securities and Exchange Commission, such attestation report is not required to be included in this filing; the Partnership is only required to provide management’s report in this annual report.
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
None.
PART III
Item 10. Directors and Executive Officers
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Shirlene Lopez	President	43
C. Ronald Petty	President of Development	63
James D. Stoops	Executive Vice President, Operations	55
Janet D. Erickson	Executive Vice President, Purchasing	51
Steven L. Brake	Treasurer	35
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.
(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.
(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2007, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $6,335 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $6,582 in distributions relating to its one percent interest in the Partnership.
(b)	During 2007, the Partnership had no business relationships with any entity of a type required to be reported under this item.
(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2007 for any amount.
(d) Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2007	2006
Audit Fees	$14,330	$14,580
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$14,330	$14,580

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm - Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES I — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Building &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$139,610	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	179,596	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	229,816	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	—	454,507	149,246	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	132,337	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	110,404	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$—	$2,865,616	$941,009

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2004:	$2,865,616	$842,693
Additions	—	40,420
Retirements	—	—

Balances at December 31, 2005:	2,865,616	883,113
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2006:	2,865,616	912,061
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2007:	$2,865,616	$941,009

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $1,945,955 at December 31, 2007.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I a California limited partnership

Del Taco LLC General Partner

Date March 10, 2008	Shirlene Lopez

Shirlene Lopez
President

Date March 10, 2008	C. Ronald Petty

C. Ronald Petty
President of Development

Date March 10, 2008	Steven L. Brake

Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties .

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002