Form 10-Q
period 2008-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2008-08-14
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$209,064	$218,140
Receivable from Del Taco LLC	62,015	62,093
Deposits	1,235	986

Total current assets	272,314	281,219

PROPERTY AND EQUIPMENT:
Land and improvements	1,922,482	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,071,642	4,001,642
Less—accumulated depreciation	2,091,509	2,077,035

	1,980,133	1,924,607

	$2,252,447	$2,205,826

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$30,239	$39,157
Accounts payable	13,870	6,859

Total current liabilities	44,109	46,016

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2008 and December 31, 2007	1,946,158	1,898,115
General partner-Del Taco LLC	262,180	261,695

	2,208,338	2,159,810

	$2,252,447	$2,205,826

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
RENTAL REVENUES	$185,959	$181,721	$369,864	$355,055

EXPENSES:
General and administrative	10,461	13,075	51,344	53,442
Depreciation	7,237	7,237	14,474	14,474

	17,698	20,312	65,818	67,916

Operating income	168,261	161,409	304,046	287,139

OTHER INCOME:
Interest	415	1,201	1,069	2,410
Other	1,775	675	2,250	1,250

Net income	$170,451	$163,285	$307,365	$290,799

Net income per limited partnership unit (Note 2)	$19.28	$18.47	$34.77	$32.90

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$307,365	$290,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	14,474
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	78	(106)
Deposits	(249)	145
Payable to limited partners	(8,918)	(36,892)
Accounts payable	7,011	(5,222)

Net cash provided by operating activities	319,761	263,198

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of land and improvements	(70,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(258,837)	(326,329)

Net decrease in cash	(9,076)	(63,131)

Beginning cash balance	218,140	259,468

Ending cash balance	$209,064	$196,337

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2008, the results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007 have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these condensed financial statements were derived from the audited 2007 financial statements.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 3 - LEASING ACTIVITIES - continued
For the three months ended June 30, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,301,383 and unaudited net losses of $51,283 as compared to unaudited sales of $1,256,131 and unaudited net income of $547, respectively, for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the three months ended June 30, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $248,276 as compared with $258,210 during the same period in 2007.
For the six months ended June 30, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,591,709 and unaudited net losses of $69,455 as compared to $2,460,368 and unaudited net income of $4,011 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the six months ended June 30, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $490,489 as compared with $498,425 during the same period in 2007.
NOTE 4 - TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2008. The June rent receivable was collected in July 2008.
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
NOTE 5 - DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2008 were $173,984 and $84,853, respectively. On July 20, 2008, a distribution to the limited partners of $172,087, or approximately $19.66 per limited partnership unit, was declared. Such distribution was paid on July 25, 2008. The General Partner also received a distribution of $1,738 with respect to its 1% partnership interest in July 2008.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 6 - PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The reduction in payable to limited partners from December 31, 2007 to June 30, 2008 is due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 7 - CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2008 and 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At June 30, 2008 and December 31, 2007, the Partnership had approximately $216,000 and $239,000, respectively, on deposit at one financial institution.
NOTE 8 - COMMITMENTS AND CONTINGENCIES
On February 21, 2008, the General Partner settled a property encroachment lawsuit regarding the Partnership’s restaurant on Haven Avenue in Rancho Cucamonga, California. To settle the case, the General Partner agreed in principal to have the Partnership purchase the encroachment area for $70,000 and obtain a full release of both parties’ claims. On May 23, 2008, a release and sale agreement was finalized.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Riverside Avenue, Rialto, CA	$28,663	$28,558	$56,467	$57,339

Elden Avenue, Moreno Valley, CA	25,185	26,333	49,509	51,931

Foothill Boulevard, La Verne, CA	43,950	43,491	88,256	85,246

Baseline & Archibald, Rancho Cucamonga, CA	29,793	30,985	58,859	59,811

Elkhorn Boulevard, Sacramento, CA	22,401	20,035	44,084	38,446

Haven Avenue, Rancho Cucamonga, CA	35,967	32,319	72,689	62,282

Total	$185,959	$181,721	$369,864	$355,055

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $185,959 during the three month period ended June 30, 2008, which represents an increase of $4,238 from the corresponding period in 2007. The Partnership earned rental revenue of $369,864 during the six month period ended June 30, 2008, which represents an increase of $14,809 from the corresponding period in 2007. The change in rental revenues between 2008 and 2007 is directly attributable to increases in sales at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Accounting fees	49.88%	45.99%	77.78%	72.94%
Distribution of information to limited partners	50.12%	54.01%	22.22%	27.06%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and six month periods ended June 30, 2008 decreased from the corresponding period in 2007 primarily due to decreases in costs for accounting fees and printing costs.
For the three month period ended June 30, 2008, net income increased by $7,166 from 2007 to 2008 due to the increase in revenues of $4,238, the decrease in general and administrative expenses of $2,614 and the increase in interest and other income of $314. For the six month period ended June 30, 2008, net income increased $16,566 from 2007 to 2008 due to the increase in revenues of $14,809 and decrease in general and administrative expenses of $2,098, partially offset by the decrease in interest and other income of $341.
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
Revenue Recognition
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

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 1. Legal Proceedings
On February 21, 2008, the General Partner settled a property encroachment lawsuit regarding the Partnership’s restaurant on Haven Avenue in Rancho Cucamonga, California. To settle the case, the General Partner agreed in principal to have the Partnership purchase the encroachment area for $70,000 and obtain a full release of both parties’ claims. On May 23, 2008, a release and sale agreement was finalized.
Item 6. Exhibits
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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 14, 2008	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibits	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002