Form 10-Q
period 2008-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2008-11-14
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$208,521	$218,140
Receivable from Del Taco LLC	62,444	62,093
Deposits	1,172	986

Total current assets	272,137	281,219

PROPERTY AND EQUIPMENT:
Land and improvements	1,924,585	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,073,745	4,001,642
Less—accumulated depreciation	2,098,746	2,077,035

	1,974,999	1,924,607

	$2,247,136	$2,205,826

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$31,937	$39,157
Accounts payable	6,597	6,859

Total current liabilities	38,534	46,016

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2008 and December 31, 2007	1,946,419	1,898,115
General partner-Del Taco LLC	262,183	261,695

	2,208,602	2,159,810

	$2,247,136	$2,205,826

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
RENTAL REVENUES	$189,942	$188,813	$559,806	$543,869

EXPENSES:
General and administrative	9,172	10,682	60,516	64,124
Depreciation	7,237	7,237	21,711	21,711

	16,409	17,919	82,227	85,835

Operating income	173,533	170,894	477,579	458,034

OTHER INCOME:
Interest	331	986	1,400	3,395
Other	225	250	2,475	1,500

Net income	$174,089	$172,130	$481,454	$462,929

Net income per limited partnership unit (Note 2)	$19.69	$19.47	$54.47	$52.37

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$481,454	$462,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	21,711
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(351)	199
Deposits	(186)	144
Payable to limited partners	(7,220)	(39,416)
Accounts payable	(262)	602

Net cash provided by operating activities	495,146	446,169

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of land and improvements	(72,103)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(432,662)	(472,681)

Net decrease in cash	(9,619)	(26,512)

Beginning cash balance	218,140	259,468

Ending cash balance	$208,521	$232,956

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2008, the results of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007 have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these condensed financial statements were derived from the audited 2007 financial statements.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,331,519 and unaudited net losses of $57,832 as compared to unaudited sales of $1,315,056 and unaudited net income of $3,767, respectively, for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the three months ended September 30, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $251,331 as compared with $258,388 during the same period in 2007.
For the nine months ended September 30, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,923,228 and unaudited net losses of $127,287 as compared to $3,775,425 and unaudited net income of $7,778 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the nine months ended September 30, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $741,822 as compared with $756,813 during the same period in 2007.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2008. The September rent receivable was collected in October 2008.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2008 were $173,984, $84,853 and $173,825, respectively. On October 22, 2008, a distribution to the limited partners of $169,868, or approximately $19.41 per limited partnership unit, was declared. Such distribution was paid on October 30, 2008. The General Partner also received a distribution of $1,716 with respect to its 1% partnership interest in October 2008.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The reduction in payable to limited partners from December 31, 2007 to September 30, 2008 is due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2008 and 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At September 30, 2008 and December 31, 2007, the Partnership had approximately $225,000 and $239,000, respectively, on deposit at one financial institution.
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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2008 and 2007 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Riverside Avenue, Rialto, CA	$29,541	$29,604	$86,009	$86,944
Elden Avenue, Moreno Valley, CA	26,817	27,120	76,325	79,051
Foothill Boulevard, La Verne, CA	44,028	44,979	132,283	130,225
Baseline & Archibald, Rancho Cucamonga, CA	30,159	31,007	89,018	90,818
Elkhorn Boulevard, Sacramento, CA	22,894	20,871	66,978	59,317
Haven Avenue, Rancho Cucamonga, CA	36,503	35,232	109,193	97,514

Total	$189,942	$188,813	$559,806	$543,869

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $189,942 during the three month period ended September 30, 2008, which represents an increase of $1,129 from the corresponding period in 2007. The Partnership earned rental revenue of $559,806 during the nine month period ended September 30, 2008, which represents an increase of $15,937 from the corresponding period in 2007. The change in rental revenues between 2008 and 2007 is directly attributable to increases in sales at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Accounting fees	65.53%	53.60%	75.62%	69.72%
Distribution of information to limited partners	36.47%	46.40%	24.38%	30.28%

	102.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2008 decreased from the corresponding period in 2007 primarily due to decreased printing costs. General and administrative costs for the nine month period ended September 30, 2008 decreased from the corresponding period in 2007 primarily due to decreases in costs for accounting fees and printing costs, partially offset by increases in audit and tax preparation fees.
For the three month period ended September 30, 2008, net income increased by $1,959 from 2007 to 2008 due to the increase in revenues of $1,129 and decrease in general and administrative expenses of $1,510, partially offset by the decrease in interest and other income of $680. For the nine month period ended September 30, 2008, net income increased $18,525 from 2007 to 2008 due to the increase in revenues of $15,937 and decrease in general and administrative expenses of $3,608, partially offset by the decrease in interest and other income of $1,020.
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
Item 6. Exhibits
(a)	Exhibits
31.1	Nick Shepherd’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant
Del Taco LLC
General Partner

Date: November 14, 2008	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX
Exhibits	Description

31.1	Nick Shepherd’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002