Form 10-K
period 2008-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2009-03-11
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

PART I
Item 1. Business
Del Taco Restaurant Properties I (the Partnership, us, we or our) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 8,751 units totaling $4.375 million through an offering of limited partnership units from March 1983 through March 1984. The term of the partnership agreement is until April 30, 2022, unless terminated earlier by means provided in the partnership agreement.
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2008, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).
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
See also Schedule III — Real Estate and Accumulated Depreciation included in Item 8.

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
The Partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 693 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Rental revenues	$746,097	$730,322	$722,953	$780,229	$772,133

General and administrative expense	71,643	73,984	71,436	68,833	68,345

Depreciation expense	28,948	28,948	28,948	40,420	43,772

Interest and other income	4,576	6,100	5,443	4,627	3,696

Net income	650,082	633,490	628,012	675,603	663,712

Net income per limited partnership unit	73.54	71.67	71.05	76.43	75.09

Cash distributions per limited partnership unit	68.35	74.47	76.21	80.45	80.78

Total assets	2,243,902	2,205,826	2,275,794	2,316,566	2,340,659

Long-term obligations	—	—	—	—	—

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2008	2007	2006
Riverside Avenue, Rialto, CA	$114,099	$113,841	$116,077
Elden Avenue, Moreno Valley, CA	102,202	103,720	120,781
Foothill Boulevard, La Verne, CA	175,614	175,299	173,288
Baseline & Archibald, Rancho Cucamonga, CA	119,344	121,287	120,339
Elkhorn Boulevard, Sacramento, CA	90,482	81,243	72,871
Haven Avenue, Rancho Cucamonga, CA	144,356	134,932	119,597

Total	$746,097	$730,322	$722,953

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $746,097 during the year ended December 31, 2008, which represents an increase of $15,775 from 2007. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The Partnership earned rental revenues of $730,322 during the year ended December 31, 2007, which represents an increase of $7,369 from 2006. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2008	2007	2006
Accounting fees	66.09%	62.92%	60.99%
Distribution of information to limited partners	32.77	35.64	37.31
Other	1.14	1.44	1.70

	100.00	100.00	100.00

General and administrative costs decreased by $2,341 from 2007 to 2008. The decrease was caused primarily by a decrease in costs for printing and distribution of information to partners.
General and administrative costs increased by $2,548 from 2006 to 2007. The increase was caused primarily by increased costs for accounting fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (continued)
Net income increased by $16,592 from 2007 to 2008 due to the increase in revenues of $15,775 and the $2,341 decrease in general and administrative expenses, offset by the decrease in other income of $1,524.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
None.

Item 8. Financial Statements and Supplementary Data
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties I:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2008 and 2007 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of Del Taco Restaurant Properties I’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s report on internal control over financial reporting under Item 9A(T) and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 2, 2009

DEL TACO RESTAURANT PROPERTIES I
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$207,772	$218,140
Receivable from Del Taco LLC	62,158	62,093
Deposits	1,110	986

Total current assets	271,040	281,219

PROPERTY AND EQUIPMENT:
Land and improvements	1,929,685	1,852,482
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,001,642
Less—accumulated depreciation	2,105,983	2,077,035

	1,972,862	1,924,607

	$2,243,902	$2,205,826

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$31,289	$39,157
Accounts payable	6,967	6,859

Total current liabilities	38,256	46,016

PARTNERS’ EQUITY AT DECEMBER 31, 2008 AND 2007:
Limited partners; 8,751 units outstanding at December 31, 2008 and December 31, 2007	1,943,492	1,898,115
General partner-Del Taco LLC	262,154	261,695

	2,205,646	2,159,810

	$2,243,902	$2,205,826

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
RENTAL REVENUES	$746,097	$730,322	$722,953

EXPENSES:
General and administrative	71,643	73,984	71,436
Depreciation	28,948	28,948	28,948

	100,591	102,932	100,384

Operating income	645,506	627,390	622,569

OTHER INCOME:
Interest	1,551	4,375	4,668
Other	3,025	1,725	775

Net income	$650,082	$633,490	$628,012

Net income per limited partnership unit (note 2)	$73.54	$71.67	$71.05

Number of limited partnership units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2008, 2007, and 2006

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2005	8,751	$1,967,669	$262,398	$2,230,067

Net Income	—	621,732	6,280	628,012

Cash Distributions	—	(666,847)	(6,736)	(673,583)

Balance, December 31, 2006	8,751	1,922,554	261,942	2,184,496

Net Income	—	627,155	6,335	633,490

Cash Distributions	—	(651,594)	(6,582)	(658,176)

Balance, December 31, 2007	8,751	1,898,115	261,695	2,159,810

Net Income	—	643,581	6,501	650,082

Cash Distributions	—	(598,204)	(6,042)	(604,246)

Balance, December 31, 2008	8,751	$1,943,492	$262,154	$2,205,646

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$650,082	$633,490	$628,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,948	28,948	28,948
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(65)	(452)	3,550
Deposits	(124)	144	(530)
Payable to limited partners	(7,868)	(42,720)	(97)
Accounts payable	108	(2,562)	4,896

Net cash provided by operating activities	671,081	616,848	664,779

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of land and improvements	(77,203)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(604,246)	(658,176)	(673,583)

Net decrease in cash	(10,368)	(41,328)	(8,804)

Beginning cash balance	218,140	259,468	268,272

Ending cash balance	$207,772	$218,140	$259,468

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
Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Partnership had approximately $220,000 and $239,000, respectively, on deposit at one financial institution.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2019 to 2020. There is no minimum rental under any of the leases. The Partnership had a total of six properties leased as of December 31, 2008, 2007 and 2006, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2008.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,222,941, $5,075,290 and $5,021,783 and an unaudited net loss of $151,729 for the year ended December 31, 2008 and unaudited net income of $2,944 and $141,769 for the years ended December 31, 2007 and 2006, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior years primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 9) as well as increased food commodity, labor and energy costs. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $994,537, $1,010,728 and $1,002,825 for the years ended December 31, 2008, 2007 and 2006, respectively.
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2008 and 2007. The rent receivable was collected in January 2009 and 2008, respectively.
The General Partner received $6,042, $6,582 and $6,736 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2008, 2007 and 2006, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2008	2007	2006
Net income per financial statements	$650,082	$633,490	$628,012

Excess book depreciation	17,328	17,328	17,328

Taxable income	$667,410	$650,818	$645,340

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2008, is as follows (unaudited):

Partners’ equity per financial statements	$2,205,646

Issue costs of limited partnership units capitalized for tax purposes	637,325

Difference in book vs. tax depreciation	128,219

Other	235

Partners’ equity for tax purposes	$2,971,425

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2008 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2005	$20.51	8,751	8,751
March 31, 2006	18.36	8,751	8,751
June 30, 2006	17.97	8,751	8,751
September 30, 2006	19.37	8,751	8,751

Total paid in 2006	$76.21

December 31, 2006	$19.53	8,751	8,751
March 31, 2007	17.39	8,751	8,751
June 30, 2007	16.56	8,751	8,751
September 30, 2007	20.99	8,751	8,751

Total paid in 2007	$74.47

December 31, 2007	$19.68	8,751	8,751
March 31, 2008	9.60	8,751	8,751
June 30, 2008	19.66	8,751	8,751
September 30, 2008	19.41	8,751	8,751

Total paid in 2008	$68.35

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2009 for the quarter ended December 31, 2008 amounted to $19.40 per limited partnership unit and were paid in January 2009.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2008
Rental revenues	$183,905	$185,959	$189,942	$186,291
Net income	136,914	170,451	174,089	168,628
Net income per limited partnership unit	15.49	19.28	19.69	19.08

Year ended December 31, 2007
Rental revenues	$173,334	$181,721	$188,813	$186,454
Net income	127,514	163,285	172,130	170,561
Net income per limited partnership unit	14.43	18.47	19.47	19.30

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 8 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The reduction in payable to limited partners from December 31, 2007 to December 31, 2008 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None
Item 9A(T). Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	54
James W. Lyons	Chief Development Officer	53
James D. Stoops	Executive Vice President, Operations	56
Janet D. Erickson	Executive Vice President, Purchasing	52
Steven L. Brake	Treasurer	36
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

Paul J. B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February of 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October of 2003 to December of 2008.
James W. Lyons, Chief Development Officer of Del Taco LLC. Mr. Lyons has served as Chief Development Officer since September of 2008. He previously served as Chief Operating Officer of Popeyes Chicken and Biscuits (a division of AFC Enterprises, Inc.), from March of 2007 to December of 2007, and as Chief Development Officer of Popeyes Chicken and Biscuits from July of 2004 to March of 2007. Prior to that, he served as Vice President of Development for Domino’s Pizza from 2002 to July of 2004.
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
Steven L. Brake, Vice President, Treasurer and Controller of Del Taco LLC. Mr. Brake has been Treasurer since March 2006 and previously served as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake is a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships, Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2008, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $6,501 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $6,042 in distributions relating to its one percent interest in the Partnership.
(b)	During 2008, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2008 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2008	2007
Audit Fees	$17,779	$14,330
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$17,779	$14,330

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm — Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES I
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Building &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$143,905	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	185,121	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	236,886	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	77,203	531,710	153,837	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	136,408	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	113,800	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$77,203	$2,942,819	$969,957

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2005:	$2,865,616	$883,113
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2006:	2,865,616	912,061
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2007:	2,865,616	941,009
Additions	77,203	28,948
Retirements	—	—

Balances at December 31, 2008:	$2,942,819	$969,957

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $1,945,955 at December 31, 2008.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
a California limited partnership

Del Taco LLC
General Partner

Date March 11, 2009	Paul J.B. Murphy, III Paul J.B. Murphy, III
Chief Executive Officer

Date March 11, 2009	James W. Lyons James W. Lyons
Chief Development Officer

Date March 11, 2009	Steven L. Brake Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Paul J.B. Murphy, III Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002