Form 10-K/A
period 2008-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2009-07-22
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-K/A to amend our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 11, 2009, for the purpose of including the introductory language addressing internal control over financial reporting as required in paragraph four of the principal Executive Officer and Principal Financial Officer certifications.
     This Amendment No. 1 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

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

DEL TACO RESTAURANT PROPERTIES I
a California limited partnership

Del Taco LLC
General Partner

Date July 22, 2009	Paul J.B. Murphy, III Paul J.B. Murphy, III
Chief Executive Officer

Date July 22, 2009	James W. Lyons James W. Lyons
Chief Development Officer

Date July 22, 2009	Steven L. Brake Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Paul J.B. Murphy, III Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002