Form 10-Q
period 2009-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2009-08-14
CIK 711213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$193,672	$207,772
Receivable from Del Taco LLC	60,559	62,158
Deposits	985	1,110

Total current assets	255,216	271,040

PROPERTY AND EQUIPMENT:
Land and improvements	1,929,685	1,929,685
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,120,457	2,105,983

	1,958,388	1,972,862

	$2,213,604	$2,243,902

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$34,687	$31,289
Accounts payable	7,113	6,967

Total current liabilities	41,800	38,256

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2009 and December 31, 2008	1,909,989	1,943,492
General partner-Del Taco LLC	261,815	262,154

	2,171,804	2,205,646

	$2,213,604	$2,243,902

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
RENTAL REVENUES	$185,139	$185,959	$360,115	$369,864

EXPENSES:
General and administrative	13,169	10,461	49,912	51,344
Depreciation	7,237	7,237	14,474	14,474

	20,406	17,698	64,386	65,818

Operating income	164,733	168,261	295,729	304,046

OTHER INCOME:
Interest	69	415	144	1,069
Other	375	1,775	450	2,250

Net income	$165,177	$170,451	$296,323	$307,365

Net income per limited partnership unit (Note 2)	$18.69	$19.28	$33.52	$34.77

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$296,323	$307,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	14,474
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,599	78
Deposits	125	(249)
Payable to limited partners	3,398	(8,918)
Accounts payable	146	7,011

Net cash provided by operating activities	316,065	319,761

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of land and improvements	—	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(330,165)	(258,837)

Net decrease in cash	(14,100)	(9,076)

Beginning cash balance	207,772	218,140

Ending cash balance	$193,672	$209,064

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2009, the results of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008 have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements. Management has evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued.
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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,294,475 and unaudited net losses of $47,253 as compared to unaudited sales of $1,301,383 and unaudited net losses of $51,283, respectively, for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $248,352 as compared with $248,276 during the same period in 2008.
For the six months ended June 30, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,517,297 and unaudited net losses of $98,207 as compared to $2,591,709 and unaudited net losses of $69,455 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to a reduction in restaurant revenues. For the six months ended June 30, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $483,664 as compared with $490,489 during the same period in 2008.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2009. The June rent receivable was collected in July 2009.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2009 were $171,483 and $158,682, respectively. On July 28, 2009, a distribution to the limited partners of $152,445, or approximately $17.42 per limited partnership unit, was declared. Such distribution was paid on July 31, 2009. The General Partner also received a distribution of $1,540 with respect to its 1% partnership interest.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the Partnership had approximately $203,000 and $220,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2009 and 2008 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Riverside Avenue, Rialto, CA	$28,098	$28,663	$55,319	$56,467
Elden Avenue, Moreno Valley, CA	25,023	25,185	48,112	49,509
Foothill Boulevard, La Verne, CA	43,589	43,950	84,468	88,256
Baseline & Archibald, Rancho Cucamonga, CA	29,802	29,793	58,040	58,859
Elkhorn Boulevard, Sacramento, CA	25,057	22,401	48,461	44,084
Haven Avenue, Rancho Cucamonga, CA	33,570	35,967	65,715	72,689

Total	$185,139	$185,959	$360,115	$369,864

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $185,139 during the three month period ended June 30, 2009, which represents a decrease of $820 from the corresponding period in 2008. The Partnership earned rental revenue of $360,115 during the six month period ended June 30, 2009, which represents a decrease of $9,749 from the corresponding period in 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Accounting fees	46.57%	49.88%	68.19%	73.30%
Distribution of information to limited partners	53.43%	50.12%	31.81%	26.70%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month period from 2008 to 2009 primarily due to increases in certain software fees and printing costs as well as an increase in bank charges. General and administrative costs decreased during the six month period from 2008 to 2009 due to decreased accounting and audit fees, which were partially offset by the increases discussed above.
For the three month period ended June 30, 2009, net income decreased by $5,274 from 2008 to 2009 due to the decrease in revenues of $820, the increase in general and administrative expenses of $2,708 and the decrease in interest and other income of $1,746. For the six month period ended June 30, 2009, net income decreased $11,042 from 2008 to 2009 due to the decrease in revenues of $9,749 and the decrease in interest and other income of $2,725, partially offset by the decrease in general and administrative expenses of $1,432.
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
     (c) Asset-backed issuers:
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

Item 6.	Exhibits
(a)	Exhibits
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 14, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX
Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002