Form 10-Q
period 2009-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2009-11-16
CIK 711213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$224,724	$207,772
Receivable from Del Taco LLC	63,462	62,158
Deposits	1,368	1,110

Total current assets	289,554	271,040

PROPERTY AND EQUIPMENT:
Land and improvements	1,929,685	1,929,685
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,127,694	2,105,983

	1,951,151	1,972,862

	$2,240,705	$2,243,902

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$37,397	$31,289
Accounts payable	15,944	6,967

Total current liabilities	53,341	38,256

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2009 and December 31, 2008	1,925,393	1,943,492
General partner-Del Taco LLC	261,971	262,154

	2,187,364	2,205,646

	$2,240,705	$2,243,902

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

RENTAL REVENUES	$189,683	$189,942	$549,799	$559,806

EXPENSES:
General and administrative	13,140	9,172	63,052	60,516
Depreciation	7,237	7,237	21,711	21,711

	20,377	16,409	84,763	82,227

Operating income	169,306	173,533	465,036	477,579

OTHER INCOME:
Interest	64	331	207	1,400
Other	175	225	625	2,475

Net income	$169,545	$174,089	$465,868	$481,454

Net income per limited partnership unit (Note 2)	$19.18	$19.69	$52.70	$54.47

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$465,868	$481,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	21,711
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,304)	(351)
Deposits	(258)	(186)
Payable to limited partners	6,108	(7,220)
Accounts payable	8,977	(262)

Net cash provided by operating activities	501,102	495,146

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of land and improvements	—	(72,103)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(484,150)	(432,662)

Net increase (decrease) in cash	16,952	(9,619)

Beginning cash balance	207,772	218,140

Ending cash balance	$224,724	$208,521

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2009, the results of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008 have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements. Management has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.
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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,332,576 and unaudited net losses of $36,630 as compared to unaudited sales of $1,331,519 and unaudited net losses of $57,832 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced operating expenses. For the three months ended September 30, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $248,119 as compared with $251,331 during the same period in 2008.
For the nine months ended September 30, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,849,874 and unaudited net losses of $134,837 as compared to unaudited sales of $3,923,228 and unaudited net losses of $127,287 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to a reduction in restaurant revenues. For the nine months ended September 30, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $731,782 as compared with $741,822 during the same period in 2008.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2009. The September rent receivable was collected in October 2009.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2009 were $171,483, $158,683 and $153,984, respectively. On October 27, 2009, a distribution to the limited partners of $180,504, or approximately $20.63 per limited partnership unit, was declared. Such distribution was paid on October 30, 2009. The General Partner also received a distribution of $1,823 with respect to its 1% partnership interest in October 2009.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limit was $250,000 at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, the Partnership had approximately $233,000 and $220,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2009 and 2008 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Riverside Avenue, Rialto, CA	$29,514	$29,541	$84,834	$86,009
Elden Avenue, Moreno Valley, CA	25,825	26,817	73,937	76,325
Foothill Boulevard, La Verne, CA	43,686	44,028	128,154	132,283
Baseline & Archibald, Rancho Cucamonga, CA	29,774	30,159	87,814	89,018
Elkhorn Boulevard, Sacramento, CA	25,329	22,894	73,790	66,978
Haven Avenue, Rancho Cucamonga, CA	35,555	36,503	101,270	109,193

Total	$189,683	$189,942	$549,799	$559,806

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $189,683 during the three month period ended September 30, 2009, which represents a decrease of $259 from the corresponding period in 2008. The Partnership earned rental revenue of $549,799 during the nine month period ended September 30, 2009, which represents a decrease of $10,007 from the corresponding period in 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Accounting fees	41.77%	63.53%	67.40%	75.62%
Distribution of information to limited partners	58.23%	36.47%	32.60%	24.38%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2009 increased from the corresponding period in 2008 primarily due to increased printing costs and bank charges, partially offset by decreased accounting costs. General and administrative costs for the nine month period ended September 30, 2009 increased from the corresponding period in 2008 primarily due to increased printing costs and bank charges, partially offset by decreased accounting and tax preparation costs.
For the three month period ended September 30, 2009, net income decreased by $4,544 from 2008 to 2009 due to the decrease in revenues of $259, the decrease in interest and other income of $317 and the increase in general and administrative expenses of $3,968. For the nine month period ended September 30, 2009, net income decreased by $15,586 from 2008 to 2009 due to the decrease in revenues of $10,007, the decrease in interest and other income of $3,043 and the increase in general and administrative expenses of $2,536.
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
The Partnership accounts for property and equipment in accordance with authoritative guidance issued by the Financial Accounting Standards Board that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset.
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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant Del Taco LLC General Partner
Date: November 16, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002