Form 10-Q
period 2010-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2010-05-17
CIK 711213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$191,956	$218,535
Receivable from Del Taco LLC	64,769	63,552
Deposits	1,236	1,302

Total current assets	257,961	283,389

PROPERTY AND EQUIPMENT:
Land and improvements	1,929,685	1,929,685
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,142,168	2,134,931

	1,936,677	1,943,914

	$2,194,638	$2,227,303

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$41,401	$39,926
Accounts payable	11,529	8,463

Total current liabilities	52,930	48,389

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at March 31, 2010 and December 31, 2009	1,880,194	1,917,028
General partner-Del Taco LLC	261,514	261,886

	2,141,708	2,178,914

	$2,194,638	$2,227,303

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
RENTAL REVENUES	$179,762	$174,976

EXPENSES:
General and administrative	36,310	36,742
Depreciation	7,237	7,237

	43,547	43,979

Operating income	136,215	130,997

OTHER INCOME:
Interest	63	75
Other	125	75

Net income	$136,403	$131,147

Net income per limited partnership unit (Note 2)	$15.43	$14.84

Number of units used in computing per unit amounts	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$136,403	$131,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,237	7,237
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,217)	(491)
Deposits	66	62
Payable to limited partners	1,475	1,436
Accounts payable	3,066	20,727

Net cash provided by operating activities	147,030	160,118

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(173,609)	(171,483)

Net decrease in cash	(26,579)	(11,365)

Beginning cash balance	218,535	207,772

Ending cash balance	$191,956	$196,407

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2010, the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009 have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to the disclosure of December 31, 2009 balances within these condensed financial statements were derived from the 2009 audited financial statements.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2010 and 2009.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended March 31, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,267,582 and unaudited net losses of $44,573 as compared to unaudited sales of $1,222,823 and unaudited net losses of $50,954 respectively, for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to an increase in restaurant revenues. For the three months ended March 31, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $230,435 as compared to $235,312 during the same period in 2009.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2010. The March rent receivable was collected in April 2010.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January 2010 were $173,609. On April 29, 2010, a distribution to the limited partners of $144,099, or approximately $16.47 per limited partnership unit, was approved. Such distribution was paid on May 3, 2010. The General Partner also received a distribution of $1,456 with respect to its 1% partnership interest in May 2010.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 at March 31, 2010 and 2009. At March 31, 2010 and December 31, 2009, the Partnership had approximately $218,000 and $229,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2010	2009
Riverside Avenue, Rialto, CA	$28,279	$27,222
Elden Avenue, Moreno Valley, CA	24,542	23,088
Foothill Boulevard, La Verne, CA	40,635	40,880
Baseline & Archibald, Rancho Cucamonga, CA	27,652	28,237
Elkhorn Boulevard, Sacramento, CA	25,291	23,404
Haven Avenue, Rancho Cucamonga, CA	33,363	32,145

Total	$179,762	$174,976

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $179,762 during the three month period ended March 31, 2010, which represents an increase of $4,786 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to increases in sales levels at the restaurants under lease.
The increase in accounts payable from December 31, 2009 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2010	2009
Accounting fees	78.62%	80.93%
Distribution of information to limited partners	21.38	19.07

	100.00%	100.00%

General and administrative costs decreased slightly from 2009 to 2010 primarily due to decreased audit fees, tax preparation fees, and costs for printing and the distribution of information to limited partners, partially offset by increased bank charges.
Net income increased by $5,256 from 2009 to 2010 due to increases in rental revenues of $4,786 and interest and other income of $38 and the decrease in general and administrative expenses of $432.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2009 Form 10-K.
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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco LLC General Partner

Date: May 17, 2010	/s/ Steven L. Brake Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002