Form 10-Q
period 2010-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2010-08-16
CIK 711213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$220,809	$218,535
Receivable from Del Taco LLC	61,956	63,552
Deposits	1,170	1,302

Total current assets	283,935	283,389

PROPERTY AND EQUIPMENT:
Land and improvements	1,929,685	1,929,685
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,149,405	2,134,931

	1,929,440	1,943,914

	$2,213,375	$2,227,303

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$43,450	$39,926
Accounts payable	4,693	8,463

Total current liabilities	48,143	48,389

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2010 and December 31, 2009	1,903,483	1,917,028
General partner-Del Taco LLC	261,749	261,886

	2,165,232	2,178,914

	$2,213,375	$2,227,303

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

RENTAL REVENUES	$186,091	$185,139	$365,853	$360,115

EXPENSES:
General and administrative	10,336	13,169	46,646	49,912
Depreciation	7,237	7,237	14,474	14,474

	17,573	20,406	61,120	64,386

Operating income	168,518	164,733	304,733	295,729

OTHER INCOME:
Interest	60	69	124	144
Other	500	375	625	450

Net income	$169,078	$165,177	$305,482	$296,323

Net income per limited partnership unit (Note 2)	$19.13	$18.69	$34.56	$33.52

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$305,482	$296,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	14,474
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,596	1,599
Deposits	132	125
Payable to limited partners	3,524	3,398
Accounts payable	(3,770)	146

Net cash provided by operating activities	321,438	316,065

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(319,164)	(330,165)

Net change in cash	2,274	(14,100)

Beginning cash balance	218,535	207,772

Ending cash balance	$220,809	$193,672

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2010, the results of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009 have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these condensed financial statements were derived from the 2009 audited financial statements.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,316,196 and unaudited net losses of $7,280 as compared to unaudited sales of $1,294,475 and unaudited net losses of $47,253, respectively, for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreased operating costs. For the three months ended June 30, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $234,565 as compared with $248,352 during the same period in 2009.
For the six months ended June 30, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,583,778 and unaudited net losses of $51,853 as compared to $2,517,297 and unaudited net losses of $98,207 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreased operating costs. For the six months ended June 30, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $465,000 as compared with $483,664 during the same period in 2009.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2010. The June rent receivable was collected in July 2010.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2010 were $173,609 and $145,555, respectively. On July 28, 2010, a distribution to the limited partners of $170,635, or approximately $19.50 per limited partnership unit, was approved. Such distribution was paid on August 5, 2010. The General Partner also received a distribution of $1,724 with respect to its 1% partnership interest in August 2010.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. At various times, the cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 at June 30, 2010 and 2009. At June 30, 2010 and December 31, 2009, the Partnership had approximately $229,000 on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Riverside Avenue, Rialto, CA	$29,872	$28,098	$58,151	$55,319
Elden Avenue, Moreno Valley, CA	25,516	25,023	50,058	48,112
Foothill Boulevard, La Verne, CA	42,263	43,589	82,898	84,468
Baseline & Archibald, Rancho Cucamonga, CA	28,148	29,802	55,800	58,040
Elkhorn Boulevard, Sacramento, CA	26,223	25,057	51,514	48,461
Haven Avenue, Rancho Cucamonga, CA	34,069	33,570	67,432	65,715

Total	$186,091	$185,139	$365,853	$360,115

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $186,091 during the three month period ended June 30, 2010, which represents an increase of $952 from the corresponding period in 2009. The Partnership earned rental revenue of $365,853 during the six month period ended June 30, 2010, which represents an increase of $5,738 from the corresponding period in 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Accounting fees	48.51%	46.57%	74.29%	68.19%
Distribution of information to limited partners	51.49%	53.43%	25.71%	31.81%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased during the three month and six month periods from 2009 to 2010 primarily due to decreased audit fees, tax preparation fees, software licensing fees, bank charges and costs for printing and the distribution of information to limited partners.
For the three month period ended June 30, 2010, net income increased by $3,901 from 2009 to 2010 due to the increase in revenues of $952, the increase in interest and other income of $116 and the decrease in general and administrative expenses of $2,833. For the six month period ended June 30, 2010, net income increased $9,159 from 2009 to 2010 due to the increase in revenues of $5,738, the increase in interest and other income of $155 and the decrease in general and administrative expenses of $3,266.
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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 16, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002