Form 10-Q
period 2010-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2010-11-15
CIK 711213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$236,421	$218,535
Receivable from Del Taco LLC	63,449	63,552
Deposits	1,493	1,302

Total current assets	301,363	283,389

PROPERTY AND EQUIPMENT:
Land and improvements	1,929,685	1,929,685
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,156,642	2,134,931

	1,922,203	1,943,914

	$2,223,566	$2,227,303

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$43,886	$39,926
Accounts payable	12,478	8,463

Total current liabilities	56,364	48,389

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2010 and December 31, 2009	1,905,433	1,917,028
General partner-Del Taco LLC	261,769	261,886

	2,167,202	2,178,914

	$2,223,566	$2,227,303

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
RENTAL REVENUES	$193,287	$189,683	$559,141	$549,799

EXPENSES:
General and administrative	11,914	13,140	58,561	63,052

Depreciation	7,237	7,237	21,711	21,711

	19,151	20,377	80,272	84,763

Operating income	174,136	169,306	478,869	465,036

OTHER INCOME:
Interest	67	64	192	207
Other	125	175	750	625

Net income	$174,328	$169,545	$479,811	$465,868

Net income per limited partnership unit (Note 2)	$19.72	$19.18	$54.28	$52.70

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$479,811	$465,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	21,711
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	103	(1,304)
Deposits	(191)	(258)
Payable to limited partners	3,960	6,108

Accounts payable	4,015	8,977

Net cash provided by operating activities	509,409	501,102

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(491,523)	(484,150)

Net change in cash	17,886	16,952

Beginning cash balance	218,535	207,772

Ending cash balance	$236,421	$224,724

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009 have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these condensed financial statements were derived from the audited 2009 financial statements.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,367,465 and unaudited net income of $13,287 as compared to unaudited sales of $1,332,576 and unaudited net losses of $36,630 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate. For the three months ended September 30, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $243,261 as compared with $248,119 during the same period in 2009.
For the nine months ended September 30, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,951,243 and unaudited net losses of $38,566 as compared to unaudited sales of $3,849,874 and unaudited net losses of $134,837 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate and an increase in restaurant revenues. For the nine months ended September 30, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $708,261 as compared with $731,782 during the same period in 2009.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2010. The September rent receivable was collected in October 2010.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2010 were $173,609, $145,555 and $172,359, respectively. On October 27, 2010, a distribution to the limited partners of $185,659, or approximately $21.22 per limited partnership unit, was declared. Such distribution was paid on November 3, 2010. The General Partner also received a distribution of $1,875 with respect to its 1% partnership interest in November 2010.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limit was $250,000 at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, the Partnership had approximately $247,000 and $229,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2010 and 2009 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Riverside Avenue, Rialto, CA	$31,878	$29,514	$90,029	$84,834
Elden Avenue, Moreno Valley, CA	25,644	25,825	75,702	73,937
Foothill Boulevard, La Verne, CA	43,838	43,686	126,736	128,154
Baseline & Archibald, Rancho Cucamonga, CA	29,191	29,774	84,991	87,814
Elkhorn Boulevard, Sacramento, CA	28,011	25,329	79,526	73,790
Haven Avenue, Rancho Cucamonga, CA	34,725	35,555	102,157	101,270

Total	$193,287	$189,683	$559,141	$549,799

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $193,287 during the three month period ended September 30, 2010, which represents an increase of $3,604 from the corresponding period in 2009. The Partnership earned rental revenue of $559,141 during the nine month period ended September 30, 2010, which represents an increase of $9,342 from the corresponding period in 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

		Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Accounting fees	59.60%	41.77%	71.30%	67.40%
Distribution of information to limited partners	40.40%	58.23%	28.70%	32.60%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2010 decreased from the corresponding period in 2009 primarily due to decreased printing costs and bank charges, partially offset by increased accounting costs and software licensing fees. General and administrative costs for the nine month period ended September 30, 2010 decreased from the corresponding period in 2009 primarily due to decreased printing costs and bank charges.
For the three month period ended September 30, 2010, net income increased by $4,783 from 2009 to 2010 due to the increase in revenues of $3,604 and the decrease in general and administrative expenses of $1,226 partially offset by the decrease in interest and other income of $47. For the nine month period ended September 30, 2010, net income increased by $13,943 from 2009 to 2010 due to the increase in revenues of $9,342, the increase in interest and other income of $110 and the decrease in general and administrative expenses of $4,491.
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

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant Del Taco LLC General Partner
Date: November 15, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002