Form 10-K
period 2010-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2011-03-30
CIK 711213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2010, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).
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
The Partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 670 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Rental revenues	$749,936	$740,556	$746,097	$730,322	$722,953
General and administrative expense	69,561	73,711	71,643	73,984	71,436

Depreciation expense	28,948	28,948	28,948	28,948	28,948

Interest and other income	1,573	1,848	4,576	6,100	5,443

Net income	653,000	639,746	650,082	633,490	628,012
Net income per limited partnership unit	73.87	72.37	73.54	71.67	71.05
Cash distributions per limited partnership unit	76.83	75.40	68.35	74.47	76.21

Total assets	2,206,515	2,227,303	2,243,902	2,205,826	2,275,794

Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2010	2009	2008
Riverside Avenue, Rialto, CA	$120,347	$113,245	$114,099
Elden Avenue, Moreno Valley, CA	100,546	99,709	102,202
Foothill Boulevard, La Verne, CA	169,393	172,009	175,614
Baseline & Archibald, Rancho Cucamonga, CA	114,548	118,127	119,344
Elkhorn Boulevard, Sacramento, CA	107,682	101,142	90,482
Haven Avenue, Rancho Cucamonga, CA	137,420	136,324	144,356

Total	$749,936	$740,556	$746,097

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $749,936 during the year ended December 31, 2010, which represents an increase of $9,380 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $740,556 during the year ended December 31, 2009, which represents a decrease of $5,541 from 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2010	2009	2008
Accounting fees	61.52%	58.89%	66.09%
Distribution of information to limited partners	34.36	36.09	32.77
Other	4.12	5.02	1.14

	100.00	100.00	100.00

General and administrative costs decreased by $4,150 from 2009 to 2010. The decrease was caused primarily by a decrease in printing costs and bank charges.
General and administrative costs increased by $2,068 from 2008 to 2009. The increase was primarily due to increased printing costs and bank charges, partially offset by decreased accounting and tax preparation costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (continued)
Net income increased by $13,254 from 2009 to 2010 due to the increase in revenues of $9,380 and the $4,150 decrease in general and administrative expenses, offset by the decrease in other income of $276.
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
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties I:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2010 and 2009 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 29, 2011

DEL TACO RESTAURANT PROPERTIES I
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$225,302	$218,535
Receivable from Del Taco LLC	64,881	63,552
Deposits	1,366	1,302

Total current assets	291,549	283,389

PROPERTY AND EQUIPMENT:
Land and improvements	1,929,685	1,929,685
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,163,879	2,134,931

	1,914,966	1,943,914

	$2,206,515	$2,227,303

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$44,368	$39,926
Accounts payable	9,290	8,463

Total current liabilities	53,658	48,389

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at December 31, 2010 and December 31, 2009	1,891,231	1,917,028
General partner-Del Taco LLC	261,626	261,886

	2,152,857	2,178,914

	$2,206,515	$2,227,303

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
RENTAL REVENUES	$749,936	$740,556	$746,097

EXPENSES:
General and administrative	69,561	73,711	71,643
Depreciation	28,948	28,948	28,948

	98,509	102,659	100,591

Operating income	651,427	637,897	645,506

OTHER INCOME:
Interest	273	274	1,551
Other	1,300	1,575	3,025

Net income	$653,000	$639,746	$650,082

Net income per limited partnership unit (note 2)	$73.87	$72.37	$73.54

Number of limited partnership units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2007	8,751	$1,898,115	$261,695	$2,159,810

Net Income	—	643,581	6,501	650,082

Cash Distributions	—	(598,204)	(6,042)	(604,246)

Balance, December 31, 2008	8,751	1,943,492	262,154	2,205,646

Net Income	—	633,349	6,397	639,746

Cash Distributions	—	(659,813)	(6,665)	(666,478)

Balance, December 31, 2009	8,751	1,917,028	261,886	2,178,914

Net Income	—	646,470	6,530	653,000

Cash Distributions	—	(672,267)	(6,790)	(679,057)

Balance, December 31, 2010	8,751	$1,891,231	$261,626	$2,152,857

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$653,000	$639,746	$650,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,948	28,948	28,948
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,329)	(1,394)	(65)
Deposits	(64)	(192)	(124)
Payable to limited partners	4,442	8,637	(7,868)
Accounts payable	827	1,496	108

Net cash provided by operating activities	685,824	677,241	671,081

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of land and improvements	—	—	(77,203)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(679,057)	(666,478)	(604,246)

Net increase (decrease) in cash	6,767	10,763	(10,368)

Beginning cash balance	218,535	207,772	218,140

Ending cash balance	$225,302	$218,535	$207,772

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
Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 for interest bearing accounts at December 31, 2010 and 2009. At December 31, 2010 and 2009, the Partnership had approximately $236,000 and $229,000, respectively, on deposit at one financial institution.
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

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2019 to 2020. There is no minimum rental under any of the leases. The Partnership had a total of six properties leased as of December 31, 2010, 2009 and 2008, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2010.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,294,904, $5,186,912 and $5,222,941 and unaudited net losses of $48,766, $159,088 and $151,729 for the years ended December 31, 2010, 2009 and 2008, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior years primarily relates to decreased interest expense. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $954,561, $984,391 and $994,537 for the years ended December 31, 2010, 2009 and 2008, respectively.
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2010 and 2009. The rent receivable was collected in January 2011 and 2010, respectively.
The General Partner received $6,790, $6,665 and $6,042 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2010, 2009 and 2008, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2010	2009	2008
Net income per financial statements	$653,000	$639,746	$650,082

Excess book depreciation	17,328	17,328	17,328

Taxable income	$670,328	$657,074	$667,410

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2010, is as follows (unaudited):

Partners’ equity per financial statements	$2,152,857

Issue costs of limited partnership units capitalized for tax purposes	637,325

Difference in book vs. tax depreciation	162,875

Other	235

Partners’ equity for tax purposes	$2,953,292

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2010 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2007	$19.68	8,751	8,751
March 31, 2008	9.60	8,751	8,751
June 30, 2008	19.66	8,751	8,751
September 30, 2008	19.41	8,751	8,751

Total paid in 2008	$68.35

December 31, 2008	$19.40	8,751	8,751
March 31, 2009	17.95	8,751	8,751
June 30, 2009	17.42	8,751	8,751
September 30, 2009	20.63	8,751	8,751

Total paid in 2009	$75.40

December 31, 2009	$19.64	8,751	8,751
March 31, 2010	16.47	8,751	8,751
June 30, 2010	19.50	8,751	8,751
September 30, 2010	21.22	8,751	8,751

Total paid in 2010	$76.83

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2011 for the quarter ended December 31, 2010 amounted to $19.90 per limited partnership unit and were paid in February 2011.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2010
Rental revenues	$179,762	$186,091	$193,287	$190,796
Net income	136,403	169,078	174,328	173,191
Net income per limited partnership unit	15.43	19.13	19.72	19.59

Year ended December 31, 2009
Rental revenues	$174,976	$185,139	$189,683	$190,758
Net income	131,147	165,177	169,545	173,877
Net income per limited partnership unit	14.84	18.69	19.18	19.67

DEL TACO RESTAURANT PROPERTIES I
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 8 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2009 to December 31, 2010 is primarily due to the increase in distribution checks that were not deposited by limited partners.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  None
Item 9A. Controls and Procedures
  Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost—benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.
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
  None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	56
James W. Lyons	Chief Development Officer	55
James D. Stoops	Executive Vice President, Operations	58
Janet D. Erickson	Executive Vice President, Purchasing	54
Steven L. Brake	Chief Financial Officer	38
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
Steven L. Brake, Senior Vice President, Chief Financial Officer of Del Taco LLC. Mr. Brake has served as Chief Financial Officer since April of 2010 and previously served as Treasurer from March 2006 to April 2010 and as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake was a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.
(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.
(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships, Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.
During 2010, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $6,530 as its one percent share of the net income of the Partnership.
(2)	The General Partner received $6,790 in distributions relating to its one percent interest in the Partnership.
(b)	During 2010, the Partnership had no business relationships with any entity of a type required to be reported under this item.
(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2010 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2010	2009
Audit Fees	$16,563	$17,547
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$16,563	$17,547

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm — Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES I
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Building &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$152,495	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	196,171	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	251,026	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	77,203	531,710	163,019	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	144,550	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	120,592	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$77,203	$2,942,819	$1,027,853

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2007:	$2,865,616	$941,009
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2008:	2,865,616	969,957
Additions	77,203	28,948
Retirements	—	—

Balances at December 31, 2009:	2,942,819	998,905
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2010:	$2,942,819	$1,027,853

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $2,023,158 at December 31, 2010.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I a California limited partnership Del Taco LLC General Partner
Date March 30, 2011	Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 30, 2011	James W. Lyons
James W. Lyons
Chief Development Officer

Date March 30, 2011	Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002