Form 10-Q
period 2011-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2011-08-15
CIK 711213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

INDEX
DEL TACO RESTAURANT PROPERTIES I

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 6. Exhibits	12

SIGNATURE	13
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES I
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$204,736	$225,302
Receivable from Del Taco LLC	59,960	64,881
Other current assets	1,113	1,366

Total current assets	265,809	291,549

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,178,353	2,163,879

	1,900,492	1,914,966

	$2,166,301	$2,206,515

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$40,119	$44,368
Accounts payable	3,576	9,290

Total current liabilities	43,695	53,658

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2011 and December 31, 2010	1,861,284	1,891,231
General partner-Del Taco LLC	261,322	261,626

	2,122,606	2,152,857

	$2,166,301	$2,206,515

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
RENTAL REVENUES	$184,013	$186,091	$366,137	$365,853

EXPENSES:
General and administrative	12,724	10,336	50,801	46,646
Depreciation	7,237	7,237	14,474	14,474

	19,961	17,573	65,275	61,120

Operating income	164,052	168,518	300,862	304,733

OTHER INCOME:
Interest	62	60	123	124
Other	675	500	1,075	625

Net income	$164,789	$169,078	$302,060	$305,482

Net income per limited partnership unit (Note 2)	$18.64	$19.13	$34.17	$34.56

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$302,060	$305,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	14,474
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	4,921	1,596
Other current assets	253	132
Payable to limited partners	(4,249)	3,524
Accounts payable	(5,714)	(3,770)

Net cash provided by operating activities	311,745	321,438

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(332,311)	(319,164)

Net change in cash	(20,566)	2,274

Beginning cash balance	225,302	218,535

Ending cash balance	$204,736	$220,809

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six month periods ended June 30, 2011 and 2010 have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these condensed financial statements were derived from the 2010 audited financial statements.
Management has evaluated events subsequent to June 30, 2011 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases six properties for operation of restaurants to Del Taco on a triple net basis. One property has been subleased to a Del Taco franchisee. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2020 to 2021. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,304,798 and unaudited net income of $2,335 as compared to unaudited sales of $1,316,196 and unaudited net losses of $7,280, respectively, for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreases in operating costs. For the three months ended June 30, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $228,642 as compared with $234,565 during the same period in 2010.
For the six months ended June 30, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,592,871 and unaudited net losses of $2,233 as compared to $2,583,778 and unaudited net losses of $51,853 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreases in operating costs. For the six months ended June 30, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $458,268 as compared with $465,000 during the same period in 2010.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2011. The June rent receivable was collected in July 2011.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in February and May 2011 were $175,933 and $156,378, respectively. On July 25, 2011, a distribution to the limited partners of $158,020, or approximately $18.06 per limited partnership unit, was approved. Such distribution was paid on August 2, 2011. The General Partner also received a distribution of $1,596 with respect to its 1% partnership interest in August 2011.

DEL TACO RESTAURANT PROPERTIES I
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. At various times, the cash balance is in excess of the Federal Depository Insurance Corporation’s limits. The Federal Depository Insurance Corporation’s limits were $250,000 at June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, the Partnership had approximately $227,000 and $236,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Riverside Avenue, Rialto, CA	$28,771	$29,872	$58,973	$58,151
Elden Avenue, Moreno Valley, CA	24,081	25,516	47,536	50,058
Foothill Boulevard, La Verne, CA	42,234	42,263	83,044	82,898
Baseline & Archibald, Rancho Cucamonga, CA	27,437	28,148	54,992	55,800
Elkhorn Boulevard, Sacramento, CA	27,013	26,223	53,281	51,514
Haven Avenue, Rancho Cucamonga, CA	34,477	34,069	68,311	67,432

Total	$184,013	$186,091	$366,137	$365,853

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $184,013 during the three month period ended June 30, 2011, which represents a decrease of $2,078 from the corresponding period in 2010. The Partnership earned rental revenue of $366,137 during the six month period ended June 30, 2011, which represents an increase of $284 from the corresponding period in 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Accounting fees	46.93%	48.51%	71.88%	74.29%
Distribution of information to limited partners	53.07%	51.49%	28.12%	25.71%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month and six month periods from 2010 to 2011 primarily due to increased audit fees, accounting and legal fees, bank charges and costs for printing and the distribution of information to limited partners.
For the three month period ended June 30, 2011, net income decreased by $4,289 from 2010 to 2011 due to the decrease in revenues of $2,078 and the increase in general and administrative expenses of $2,388, partially offset by the increase in interest and other income of $177. For the six month period ended June 30, 2011, net income decreased $3,422 from 2010 to 2011 due to the increase in general and administrative expenses of $4,155, partially offset by the increase in revenues of $284 and the increase in interest and other income of $449.
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
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits
(a)	Exhibits
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 15, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer (Principal Financial Officer)