Form 10-Q
period 2011-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2011-11-14
CIK 711213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

☐	TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	September, 30 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$213,737	$225,302
Receivable from Del Taco LLC	60,545	64,881
Other current assets	987	1,366

Total current assets	275,269	291,549

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,185,590	2,163,879

	1,893,255	1,914,966

	$2,168,524	$2,206,515

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$40,072	$44,368
Accounts payable	1,977	9,290

Total current liabilities	42,049	53,658

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2011 and December 31, 2010	1,865,114	1,891,231
General partner-Del Taco LLC	261,361	261,626

	2,126,475	2,152,857

	$2,168,524	$2,206,515

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
RENTAL REVENUES	$185,760	$193,287	$551,897	$559,141

EXPENSES:
General and administrative	15,722	11,914	66,523	58,561
Depreciation	7,237	7,237	21,711	21,711

	22,959	19,151	88,234	80,272

Operating income	162,801	174,136	463,663	478,869
OTHER INCOME:
Interest	59	67	182	192
Other	625	125	1,700	750

Net income	$163,485	$174,328	$465,545	$479,811

Net income per limited partnership unit (Note 2)	$18.50	$19.72	$52.67	$54.28

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465,545	$479,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	21,711
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	4,336	103
Other current assets	379	(191)
Payable to limited partners	(4,296)	3,960
Accounts payable	(7,313)	4,015

Net cash provided by operating activities	480,362	509,409

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(491,927)	(491,523)

Net change in cash	(11,565)	17,886
Beginning cash balance	225,302	218,535

Ending cash balance	$213,737	$236,421

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010 have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these condensed financial statements were derived from the 2010 audited financial statements.

Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – NET INCOME PER LIMITED PARTNERSHIP UNIT

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

NOTE 3 – LEASING ACTIVITIES

The Partnership leases six properties for operation of restaurants to Del Taco on a triple net basis. One property has been subleased to a Del Taco franchisee. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2020 to 2021. Pursuant to the

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 3 – LEASING ACTIVITIES – continued

lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss.

For the three months ended September 30, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,323,105 and unaudited net losses of $2,302 as compared to unaudited sales of $1,367,465 and unaudited net income of $13,287, respectively, for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs. For the three months ended September 30, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $224,898 as compared with $243,261 during the same period in 2010.

For the nine months ended September 30, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,915,976 and unaudited net losses of $4,535 as compared to $3,951,243 and unaudited net losses of $38,566 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreases in operating costs. For the nine months ended September 30, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $683,166 as compared with $708,261 during the same period in 2010.

NOTE 4 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2011. The September rent receivable was collected in October 2011.

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

NOTE 5 – DISTRIBUTIONS

Total cash distributions declared and paid in February, May and August 2011 were $175,933, $156,378 and $159,616, respectively. On October 27, 2011, a distribution to the limited partners of $166,979, or approximately $19.08 per limited partnership unit, was approved. Such distribution was paid on November 3, 2011. The General Partner also received a distribution of $1,687 with respect to its 1% partnership interest in November 2011.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 – CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. At various times, the cash balance is in excess of the Federal Depository Insurance Corporation’s limits. At September 30, 2011 and December 31, 2010, the Partnership had approximately $236,000 and $236,000, respectively, on deposit at one financial institution.

NOTE 8 – COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner will consider what action is appropriate under the circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Communication from Certain Limited Partners

During the third quarter several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner will consider what action is appropriate under the circumstances.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Riverside Avenue, Rialto, CA	$29,556	$31,878	$88,528	$90,029
Elden Avenue, Moreno Valley, CA	24,440	25,644	71,976	75,702
Foothill Boulevard, La Verne, CA	42,811	43,838	125,855	126,736
Baseline & Archibald, Rancho Cucamonga, CA	26,988	29,191	81,980	84,991
Elkhorn Boulevard, Sacramento, CA	26,935	28,011	80,217	79,526
Haven Avenue, Rancho Cucamonga, CA	35,030	34,725	103,341	102,157

Total	$185,760	$193,287	$551,897	$559,141

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $185,760 during the three month period ended September 30, 2011, which represents a decrease of $7,527 from the corresponding period in 2010. The Partnership earned rental revenue of $551,897 during the nine month period ended September 30, 2011, which represents a decrease of $7,244 from the corresponding period in 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accounting fees	33.85%	59.60%	62.89%	71.30%
Distribution of information to limited partners	66.15%	40.40%	37.11%	28.70%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month and nine month periods from 2010 to 2011 primarily due to increased costs for printing primarily related to a new filing process known as XBRL and the distribution of information to limited partners, partially offset by a reduction in software licensing fees.

For the three month period ended September 30, 2011, net income decreased by $10,843 from 2010 to 2011 due to the decrease in revenues of $7,527 and the increase in general and administrative expenses of $3,808, partially offset by the increase in interest and other income of $492. For the nine month period ended September 30, 2011, net income decreased $14,266 from 2010 to 2011 due to the decrease in revenues of $7,244 and the increase in general and administrative expenses of $7,962, partially offset by the increase in interest and other income of $940.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant
Del Taco LLC
General Partner

Date: November 14, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)