Form 10-K
period 2011-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2012-03-26
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2011, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).

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

Item 1A.	Risk Factors

None.

Item 2.	Properties

The Partnership acquired six properties with proceeds obtained from the sale of partnership units:

Address	City, State	Date of Acquisition	Restaurant Constructed	Date of Commencement of Operation (1)

Riverside Avenue	Rialto, CA	September 28, 1984	60 seat with drive through service window	February 12, 1985

Elden Avenue	Moreno Valley, CA	March 8, 1985	60 seat with drive through service window	June 30, 1985

Foothill Boulevard	La Verne, CA	April 16, 1985	60 seat with drive through service window	November 6, 1985

Baseline & Archibald	Rancho Cucamonga, CA	July 10, 1985	60 seat with drive through service window	November 26, 1985

Elkhorn Boulevard	Sacramento, CA	August 22, 1985	60 seat with drive through service window	January 15, 1986

Haven Avenue	Rancho Cucamonga, CA	September 20, 1985	60 seat with drive through service window	February 14, 1986

See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

Item 3.	Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

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

Communication from Certain Limited Partners

During the third quarter of 2011, several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and dissolve the Partnership would require approval from a majority in interest of limited partners. During the fourth quarter, the aforementioned limited partners withdrew their desire to sell all of the properties and dissolve the Partnership. The General Partner is not aware of any plans or activity with respect to any potential sale of properties or dissolution of the Partnership.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2011	2010	2009	2008	2007

Rental revenues	$733,960	$749,936	$740,556	$746,097	$730,322

General and administrative expense	96,321	69,561	73,711	71,643	73,984

Depreciation expense	28,948	28,948	28,948	28,948	28,948

Interest and other income	2,120	1,573	1,849	4,576	6,100

Net income	610,811	653,000	639,746	650,082	633,490

Net income per limited partnership unit	69.10	73.87	72.37	73.54	71.67

Cash distributions per limited partnership unit	74.73	76.83	75.40	68.35	74.47

Total assets	2,168,869	2,206,515	2,227,303	2,243,902	2,205,826

Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations – (Continued)

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2011	2010	2009
Riverside Avenue, Rialto, CA	$116,551	$120,347	$113,245
Elden Avenue, Moreno Valley, CA	96,053	100,546	99,709
Foothill Boulevard, La Verne, CA	167,359	169,393	172,009
Baseline & Archibald, Rancho Cucamonga, CA	109,002	114,548	118,127
Elkhorn Boulevard, Sacramento, CA	107,392	107,682	101,142
Haven Avenue, Rancho Cucamonga, CA	137,603	137,420	136,324

Total	$733,960	$749,936	$740,556

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $733,960 during the year ended December 31, 2011, which represents a decrease of $15,976 from 2010. The changes in rental revenues between 2011 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earned rental revenues of $749,936 during the year ended December 31, 2010, which represents an increase of $9,380 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2011	2010	2009
Accounting fees	46.97%	61.52%	58.89%
Distribution of information to limited partners	34.98	34.36	36.09
Other	18.05	4.12	5.02

	100.00%	100.00%	100.00%

General and administrative costs increased by $26,760 from 2010 to 2011. The increase was caused primarily by legal fees related to the communication from certain limited partners in regards to their desire to sell all of the properties and then dissolve the Partnership (see Note 9), costs related to a new mandatory filing process known as XBRL, and increased costs for the distribution of information to limited partners.

General and administrative costs decreased by $4,150 from 2009 to 2010. The decrease was caused primarily by a decrease in printing costs and bank charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations – (continued)

Net income decreased by $42,189 from 2010 to 2011 due to the decrease in revenues of $15,976 and the $26,760 increase in general and administrative expenses, partially offset by the increase in other income of $547.

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties I:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2011 and 2010 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 23, 2012

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$219,919	$225,302
Receivable from Del Taco LLC	61,946	64,881
Deposits	986	1,366

Total current assets	282,851	291,549

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,192,827	2,163,879

	1,886,018	1,914,966

	$2,168,869	$2,206,515

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$42,670	$44,368
Accounts payable	23,124	9,290

Total current liabilities	65,794	53,658

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at December 31, 2011 and December 31, 2010	1,841,947	1,891,231
General partner-Del Taco LLC	261,128	261,626

	2,103,075	2,152,857

	$2,168,869	$2,206,515

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009

RENTAL REVENUES	$733,960	$749,936	$740,556

EXPENSES:
General and administrative	96,321	69,561	73,711
Depreciation	28,948	28,948	28,948

	125,269	98,509	102,659

Operating income	608,691	651,427	637,897

OTHER INCOME:
Interest	245	273	274
Other	1,875	1,300	1,575

Net income	$610,811	$653,000	$639,746

Net income per limited partnership unit (Note 2)	$69.10	$73.87	$72.37

Number of limited partnership units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

	Limited Partners		General
	Units	Amount	Partner	Total

Balance, December 31, 2008	8,751	$1,943,492	$262,154	$2,205,646

Net Income	—	633,349	6,397	639,746

Cash Distributions	—	(659,813)	(6,665)	(666,478)

Balance, December 31, 2009	8,751	1,917,028	261,886	2,178,914

Net Income	—	646,470	6,530	653,000

Cash Distributions	—	(672,267)	(6,790)	(679,057)

Balance, December 31, 2010	8,751	1,891,231	261,626	2,152,857

Net Income	—	604,703	6,108	610,811

Cash Distributions	—	(653,987)	(6,606)	(660,593)

Balance, December 31, 2011	8,751	$1,841,947	$261,128	$2,103,075

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$610,811	$653,000	$639,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,948	28,948	28,948
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,935	(1,329)	(1,394)
Deposits	380	(64)	(192)
Payable to limited partners	(1,698)	4,442	8,637
Accounts payable	13,834	827	1,496

Net cash provided by operating activities	655,210	685,824	677,241

CASH FLOWS FROM FINANCING ACTIVITIES -

Cash distributions to partners	(660,593)	(679,057)	(666,478)

Net change in cash	(5,383)	6,767	10,763

Beginning cash balance	225,302	218,535	207,772

Ending cash balance	$219,919	$225,302	$218,535

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties I, a California limited partnership, (the Partnership) was formed on November 30, 1982, for the purpose of acquiring real property in California for construction of six Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco), for operation under the Del Taco trade name. The term of the partnership agreement is until April 30, 2022 unless terminated earlier by means provided in the partnership agreement.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.

Subsequent Events: Management has evaluated events subsequent to December 31, 2011 through the date of the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - PARTNERS’ EQUITY

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

NOTE 3 - LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2020 to 2021. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - LEASING ACTIVITIES (Continued)

insured casualty loss. The Partnership had a total of six properties leased as of December 31, 2011, 2010 and 2009, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2011.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,207,992, $5,294,904 and $5,186,912 and unaudited net losses of $17,429, $48,766 and $159,088 for the years ended December 31, 2011, 2010 and 2009, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior years primarily relates to decreased interest expense. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $908,346, $954,561 and $984,391 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2011 and 2010. The rent receivable was collected in January 2012 and 2011, respectively.

The General Partner received $6,606, $6,790 and $6,665 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2011, 2010 and 2009, respectively.

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

NOTE 5 - INCOME TAXES (UNAUDITED)

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2011	2010	2009

Net income per financial statements	$610,811	$653,000	$639,746

Excess book depreciation	17,328	17,328	17,328

Taxable income	$628,139	$670,328	$657,074

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 5 - INCOME TAXES (UNAUDITED), (Continued)

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2011, is as follows (unaudited):

Partners’ equity per financial statements	$2,103,075

Issue costs of limited partnership units capitalized for tax purposes	637,325

Difference in book vs. tax depreciation	27,733

Other	235

Partners’ equity for tax purposes	$2,768,368

NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2011 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter

December 31, 2008	$19.40	8,751	8,751
March 31, 2009	17.95	8,751	8,751
June 30, 2009	17.42	8,751	8,751
September 30, 2009	20.63	8,751	8,751

Total paid in 2009	$75.40

December 31, 2009	$19.64	8,751	8,751
March 31, 2010	16.47	8,751	8,751
June 30, 2010	19.50	8,751	8,751
September 30, 2010	21.22	8,751	8,751

Total paid in 2010	$76.83

December 31, 2010	$19.90	8,751	8,751
March 31, 2011	17.69	8,751	8,751
June 30, 2011	18.06	8,751	8,751
September 30, 2011	19.08	8,751	8,751

Total paid in 2011	$74.73

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2012 for the quarter ended December 31, 2011 amounted to $17.45 per limited partnership unit and were paid in February 2012.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Rental revenues	$182,124	$184,013	$185,760	$182,063
Net income	137,271	164,789	163,485	145,266
Net income per limited partnership unit	15.53	18.64	18.50	16.43

Year ended December 31, 2010
Rental revenues	$179,762	$186,091	$193,287	$190,796
Net income	136,403	169,078	174,328	173,191
Net income per limited partnership unit	15.43	19.13	19.72	19.59

NOTE 8 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The decrease in payable to limited partners from December 31, 2010 to December 31, 2011 is primarily due to the decrease in distribution checks that were not deposited by limited partners.

NOTE 9 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2011, several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. During the fourth quarter, the aforementioned limited partners withdrew their desire to sell all of the properties and dissolve the Partnership. The General Partner is not aware of any plans or activity with respect to any potential sale of properties or dissolution of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Item 9A.	Controls and Procedures (Continued)

Management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age

Paul J.B. Murphy, III	Chief Executive Officer	57
Janet D. Erickson	Executive Vice President, Purchasing	55
Steven L. Brake	Chief Financial Officer	39
John Cappasola	Chief Brand Officer	38
David Pear	Senior Vice President, Operations	48

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

Item 10.	Directors, Executive Officers, and Corporate Governance (Continued)

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

John Cappasola, Chief Brand Officer of Del Taco LLC. Mr. Cappasola has served as our Chief Brand Officer since February 2011. He previously served as our Vice President of Marketing from March 2009 to February 2011. From September 2008 to March 2009, he served as our Vice President of Marketing Development. From August 2002 to September 2008, he held various positions in marketing, strategic development and operations at Blockbuster, Inc. of Dallas, Texas.

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2012. From January 2009 to January of 2012 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2011, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $6,108 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $6,606 in distributions relating to its one percent interest in the Partnership.

(b)	During 2011, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2011 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2011	2010
Audit Fees	$17,055	$16,563
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,055	$16,563

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

	31.	1 Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.	2 Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.	1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		101.INS	XBRL Instance Document*
		101.SCH	XBRL Taxonomy Extension Schema Document*
		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
		101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO RESTAURANT PROPERTIES I

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

Description (All Restaurants)	Encumbrances	Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed
		Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total

Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$156,790	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	201,696	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	258,096	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	77,203	531,710	167,610	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	148,621	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	123,988	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$77,203	$2,942,819	$1,056,801

	Restaurants	Accumulated Depreciation

Balances at December 31, 2008:	$2,865,616	$969,957
Additions	77,203	28,948
Retirements	—	—

Balances at December 31, 2009:	2,942,819	998,905
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2010:	2,942,819	1,027,853
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2011:	$2,942,819	$1,056,801

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $2,942,819 at December 31, 2011.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
a California limited partnership

Del Taco LLC
General Partner

Date March 23, 2012	Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 23, 2012	Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 23, 2012	John Cappasola
John Cappasola
Chief Brand Officer