Form 10-Q
period 2012-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2012-08-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$214,573	$219,919
Receivable from Del Taco LLC	62,619	61,946
Other current assets	1,210	986

Total current assets	278,402	282,851

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less-accumulated depreciation	2,207,301	2,192,827

	1,871,544	1,886,018

	$2,149,946	$2,168,869

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$39,719	$42,670
Accounts payable	14,334	23,124

Total current liabilities	54,053	65,794

PARTNERS' EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2012 and December 31, 2011	1,834,837	1,841,947
General partner-Del Taco LLC	261,056	261,128

	2,095,893	2,103,075

	$2,149,946	$2,168,869

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
RENTAL REVENUES	$184,786	$184,013	$364,229	$366,137

EXPENSES:
General and administrative	14,192	12,724	52,017	50,801
Depreciation	7,237	7,237	14,474	14,474

	21,429	19,961	66,491	65,275

Operating income	163,357	164,052	297,738	300,862

OTHER INCOME:
Interest	63	62	123	123
Other	375	675	575	1,075

Net income	$163,795	$164,789	$298,436	$302,060

Net income per limited partnership unit (Note 2)	$18.53	$18.64	$33.76	$34.17

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$298,436	$302,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	14,474
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(673)	4,921
Other current assets	(224)	253
Payable to limited partners	(2,951)	(4,249)
Accounts payable	(8,790)	(5,714)

Net cash provided by operating activities	300,272	311,745

CASH FLOWS FROM FINANCING ACTIVITIES -

Cash distributions to partners	(305,618)	(332,311)

Net change in cash	(5,346)	(20,566)

Beginning cash balance	219,919	225,302

Ending cash balance	$214,573	$204,736

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position at June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011 have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the 2011 audited financial statements.

Management has evaluated events subsequent to June 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2012 and 2011.

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

For the three months ended June 30, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,322,777 and unaudited net losses of $4,085 as compared to unaudited sales of $1,304,798 and unaudited net income of $2,335, respectively, for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to increases in operating costs. For the three months ended June 30, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $217,111 as compared with unaudited sales of $228,642 during the same period in 2011.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the six months ended June 30, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,608,127 and unaudited net losses of $13,832 as compared to unaudited sales of $2,592,871 and unaudited net losses of $2,233 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs. For the six months ended June 30, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $427,117 as compared with unaudited sales of $458,268 during the same period in 2011.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2012. The June rent receivable was collected in July 2012.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February and May 2012 were $154,248 and $151,370, respectively. On July 24, 2012, a distribution to the limited partners of $168,156, or approximately $19.22 per limited partnership unit, was approved. Such distribution was paid on August 3, 2012. The General Partner also received a distribution of $1,699 with respect to its one percent partnership interest in August 2012.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Liquidity and Capital Resources

Del Taco Restaurant Properties I (the “Partnership” or the “Company”) offered limited partnership units for sale between March 1983 and March 1984. $4.375 million was raised through the sale of limited partnership units and used to acquire sites and build six restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Riverside Avenue, Rialto, CA	$30,432	$28,771	$59,884	$58,973
Elden Avenue, Moreno Valley, CA	25,688	24,081	50,014	47,536
Foothill Boulevard, La Verne, CA	40,733	42,234	79,926	83,044
Baseline & Archibald, Rancho Cucamonga, CA	26,053	27,437	51,254	54,992
Elkhorn Boulevard, Sacramento, CA	27,946	27,013	55,636	53,281
Haven Avenue, Rancho Cucamonga, CA	33,934	34,477	67,515	68,311

Total	$184,786	$184,013	$364,229	$366,137

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $184,786 during the three month period ended June 30, 2012, which represents an increase of $773 from the corresponding period in 2011. The Partnership earned rental revenue of $364,229 during the six month period ended June 30, 2012, which represents a decrease of $1,908 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total General & Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accounting fees	52.71%	46.93%	73.13%	71.88%
Distribution of information to limited partners	47.29%	53.07%	26.87%	28.12%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and six month periods increased primarily due to increased costs for printing primarily related to a mandatory new filing process known as XBRL and software licensing fees that were incurred in a different quarter than the previous year.

For the three month period ended June 30, 2012, net income decreased by $994 from 2011 to 2012 due to the increase in general and administrative expenses of $1,468 and the decrease in interest and other income of $299, partially offset by the increase in revenues of $773. For the six month period ended June 30, 2012, net income decreased $3,624 from 2011 to 2012 due to the increase in general and administrative expenses of $1,216, the decrease in revenues of $1,908 and the decrease in interest and other income of $500.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 14, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)