Form 10-Q
period 2012-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2012-11-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$214,652	$219,919
Receivable from Del Taco LLC	61,602	61,946
Other current assets	1,098	986

Total current assets	277,352	282,851

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,214,538	2,192,827

	1,864,307	1,886,018

	$2,141,659	$2,168,869

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$39,983	$42,670
Accounts payable	3,578	23,124

Total current liabilities	43,561	65,794

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2012 and December 31, 2011	1,837,020	1,841,947
General partner-Del Taco LLC	261,078	261,128

	2,098,098	2,103,075

	$2,141,659	$2,168,869

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
RENTAL REVENUES	$188,947	$185,760	$553,176	$551,897

EXPENSES:
General and administrative	10,178	15,722	62,195	66,523
Depreciation	7,237	7,237	21,711	21,711

	17,415	22,959	83,906	88,234

Operating income	171,532	162,801	469,270	463,663
OTHER INCOME:
Interest	63	59	186	182
Other	465	625	1,040	1,700

Net income	$172,060	$163,485	$470,496	$465,545

Net income per limited partnership unit (Note 2)	$19.47	$18.50	$53.23	$52.67

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$470,496	$465,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	21,711
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	344	4,336
Other current assets	(112)	379
Payable to limited partners	(2,687)	(4,296)
Accounts payable	(19,546)	(7,313)

Net cash provided by operating activities	470,206	480,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(475,473)	(491,927)

Net change in cash	(5,267)	(11,565)
Beginning cash balance	219,919	225,302

Ending cash balance	$214,652	$213,737

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011 have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the 2011 audited financial statements.

Management has evaluated events subsequent to September 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

For the three months ended September 30, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,354,723 and unaudited net income of $1,003 as compared to unaudited sales of $1,323,105 and unaudited net losses of $2,302, respectively, for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to decreases in operating costs. For the three months ended September 30, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $219,840 as compared with $224,898 during the same period in 2011.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the nine months ended September 30, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,962,850 and unaudited net losses of $12,829 as compared to unaudited sales of $3,915,976 and unaudited net losses of $4,535 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs. For the nine months ended September 30, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $646,957 as compared with $683,166 during the same period in 2011.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2012. The September rent receivable was collected in October 2012.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February, May and August 2012 were $154,248, $151,370 and $169,855, respectively. On October 25, 2012, a distribution to the limited partners of $167,972, or approximately $19.19 per limited partnership unit, was approved. Such distribution was paid on November 5, 2012. The General Partner also received a distribution of $1,697 with respect to its 1% partnership interest in November 2012.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Riverside Avenue, Rialto, CA	$30,931	$29,556	$90,815	$88,528
Elden Avenue, Moreno Valley, CA	25,911	24,440	75,925	71,976
Foothill Boulevard, La Verne, CA	42,692	42,811	122,618	125,855
Baseline & Archibald, Rancho Cucamonga, CA	26,381	26,988	77,635	81,980
Elkhorn Boulevard, Sacramento, CA	28,143	26,935	83,779	80,217
Haven Avenue, Rancho Cucamonga, CA	34,889	35,030	102,404	103,341

Total	$188,947	$185,760	$553,176	$551,897

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $188,947 during the three month period ended September 30, 2012, which represents an increase of $3,187 from the corresponding period in 2011. The Partnership earned rental revenue of $553,176 during the nine month period ended September 30, 2012, which represents an increase of $1,279 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Accounting fees	52.12%	33.85%	69.69%	62.89%
Distribution of information to limited partners	47.88%	66.15%	30.31%	37.11%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods decreased primarily due to decreased costs for printing.

For the three month period ended September 30, 2012, net income increased by $8,575 from 2011 to 2012 due to the increase in revenues of $3,187 and the decrease in general and administrative expenses of $5,544, partially offset by the decrease in interest and other income of $156. For the nine month period ended September 30, 2012, net income increased $4,951 from 2011 to 2012 due to the increase in revenues of $1,279 and the decrease in general and administrative expenses of $4,328, partially offset by the decrease in interest and other income of $656.

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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)