Form 10-Q
period 2013-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2013-05-15
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$196,777	$225,448
Receivable from Del Taco LLC	65,977	61,353
Other current assets	986	987

Total current assets	263,740	287,788

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,229,012	2,221,775

	1,849,833	1,857,070

	$2,113,573	$2,144,858

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$40,579	$39,303
Accounts payable	20,125	13,460

Total current liabilities	60,704	52,763

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at March 31, 2013 and December 31, 2012	1,792,243	1,831,077
General partner-Del Taco LLC	260,626	261,018

	2,052,869	2,092,095

	$2,113,573	$2,144,858

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
RENTAL REVENUES	$181,021	$179,443

EXPENSES:
General and administrative	39,227	37,824
Depreciation	7,237	7,237

	46,464	45,061

Operating income	134,557	134,382
OTHER INCOME:
Interest	61	59
Other	300	200

Net income	$134,918	$134,641

Net income per limited partnership unit (Note 2)	$15.26	$15.23

Number of units used in computing per unit amounts	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,918	$134,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,237	7,237
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(4,624)	(2,334)
Other current assets	1	(336)
Payable to limited partners	1,276	(248)
Accounts payable	6,665	(5,839)

Net cash provided by operating activities	145,473	133,121

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(174,144)	(154,248)

Net change in cash	(28,671)	(21,127)
Beginning cash balance	225,448	219,919

Ending cash balance	$196,777	$198,792

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2013, the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012 have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the 2012 audited financial statements.

Management has evaluated events subsequent to March 31, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2—NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2013 and 2012.

Pursuant to the partnership agreement, annual partnership net income is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc. (Del Taco or the General Partner), and 99 percent to the limited partners. A partnership net loss in any year will be allocated 24 percent to the General Partner and 76 percent to the limited partners until the losses so allocated equal income previously allocated. Any additional losses will be allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses. Additional gains will be allocated 24 percent to the General Partner and 76 percent to the limited partners.

NOTE 3—LEASING ACTIVITIES

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 3—LEASING ACTIVITIES—continued

Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss.

For the three months ended March 31, 2013, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,302,767 and unaudited net losses of $10,361 as compared to unaudited sales of $1,285,350 and unaudited net losses of $9,747, respectively, for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs. For the three months ended March 31, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $205,739 as compared with $210,006 during the same period in 2012.

NOTE 4—TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2013. The March rent receivable was collected in April 2013.

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

NOTE 5—DISTRIBUTIONS

Total cash distributions declared and paid in February 2013 were $174,144. On April 29, 2013, a distribution to the limited partners of $149,686, or approximately $17.10 per limited partnership unit, was approved. Such distribution was paid on May 9, 2013. The General Partner also received a distribution of $1,512 with respect to its 1% partnership interest in May 2013.

NOTE 6—PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 7—CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2013	2012
Riverside Avenue, Rialto, CA	$29,454	$29,452
Elden Avenue, Moreno Valley, CA	24,717	24,326
Foothill Boulevard, La Verne, CA	40,860	39,194
Baseline & Archibald, Rancho Cucamonga, CA	24,689	25,201
Elkhorn Boulevard, Sacramento, CA	27,270	27,689
Haven Avenue, Rancho Cucamonga, CA	34,031	33,581

Total	$181,021	$179,443

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $181,021 during the three month period ended March 31, 2013, which represents an increase of $1,578 from the corresponding period in 2012. The changes in rental revenues between 2013 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—continued

The following table breaks down general and administrative expenses by type of expense:

Percent of Total

General & Administrative Expense

	Three Months Ended March 31,
	2013	2012
Accounting fees	75.05%	78.08%
Distribution of information to limited partners	24.95%	21.92%

	100.00%	100.00%

General and administrative costs increased from 2012 to 2013 primarily due to increased costs for printing.

For the three month period ended March 31, 2013, net income increased by $277, from 2012 to 2013 due to the increase in revenues of $1,578 and the increase in interest and other income of $102, partially offset by the increase in general and administrative expenses of $1,403.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2012 Form 10-K.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—continued

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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 15, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)