Form 10-Q
period 2013-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2013-08-14
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	June 30, 2013		December 31, 2012
	(Unaudited	)
ASSETS
CURRENT ASSETS:
Cash	$217,802		$225,448
Receivable from Del Taco LLC	63,762		61,353
Other current assets	1,282		987

Total current assets	282,846		287,788

PROPERTY AND EQUIPMENT:
Land	1,633,188		1,633,188
Land improvements	296,497		296,497
Buildings and improvements	1,013,134		1,013,134
Machinery and equipment	1,136,026		1,136,026

	4,078,845		4,078,845
Less-accumulated depreciation	2,236,249		2,221,775

	1,842,596		1,857,070

	$2,125,442		$2,144,858

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$39,928		$39,303
Accounts payable	10,640		13,460

Total current liabilities	50,568		52,763

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2013 and December 31, 2012	1,814,028		1,831,077
General partner-Del Taco LLC	260,846		261,018

	2,074,874		2,092,095

	$2,125,442		$2,144,858

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RENTAL REVENUES	$194,907	$184,786	$375,928	$364,229

EXPENSES:
General and administrative	14,860	14,192	54,087	52,017
Depreciation	7,237	7,237	14,474	14,474

	22,097	21,429	68,561	66,491

Operating income	172,810	163,357	307,367	297,738
OTHER INCOME:
Interest	68	63	129	123
Other	325	375	625	575

Net income	$173,203	$163,795	$308,121	$298,436

Net income per limited partnership unit (Note 2)	$19.59	$18.53	$34.86	$33.76

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$308,121	$298,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	14,474
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,409)	(673)
Other current assets	(295)	(224)
Payable to limited partners	625	(2,951)
Accounts payable	(2,820)	(8,790)

Net cash provided by operating activities	317,696	300,272

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(325,342)	(305,618)

Net change in cash	(7,646)	(5,346)
Beginning cash balance	225,448	219,919

Ending cash balance	$217,802	$214,573

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six month periods ended June 30, 2013 and 2012 have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the 2012 audited financial statements.

Management has evaluated events subsequent to June 30, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

For the three months ended June 30, 2013, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,400,659 and unaudited net losses of $8, as compared to unaudited sales of $1,322,777 and unaudited net losses of $4,085, respectively, for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales. For the three months ended June 30, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $223,568 as compared with unaudited sales of $217,111 during the same period in 2012.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

NOTE 3—LEASING ACTIVITIES—continued

For the six months ended June 30, 2013, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,703,426 and unaudited net losses of $10,369 as compared to unaudited sales of $2,608,127 and unaudited net losses of $13,832 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales. For the six months ended June 30, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $429,308 as compared with unaudited sales of $427,117 during the same period in 2012.

NOTE 4—TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2013. The June rent receivable was collected in July 2013.

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

NOTE 5—DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2013 were $174,144 and $151,198, respectively. On July 24, 2013, a distribution to the limited partners of $171,145, or approximately $19.56 per limited partnership unit, was approved. Such distribution was paid on August 7, 2013. The General Partner also received a distribution of $1,729 with respect to its one percent partnership interest in August 2013.

NOTE 6—PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7—CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Riverside Avenue, Rialto, CA	$32,159	$30,432	$61,613	$59,884
Elden Avenue, Moreno Valley, CA	27,189	25,688	51,905	50,014
Foothill Boulevard, La Verne, CA	43,493	40,733	84,353	79,926
Baseline & Archibald, Rancho Cucamonga, CA	26,828	26,053	51,517	51,254
Elkhorn Boulevard, Sacramento, CA	29,027	27,946	56,298	55,636
Haven Avenue, Rancho Cucamonga, CA	36,211	33,934	70,242	67,515

Total	$194,907	$184,786	$375,928	$364,229

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $194,907 during the three month period ended June 30, 2013, which represents an increase of $10,121 from the corresponding period in 2012. The Partnership earned rental revenue of $375,928 during the six month period ended June 30, 2013, which represents an increase of $11,699 from the corresponding period in 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

Percent of Total

General & Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accounting fees	50.27%	52.71%	70.09%	73.13%
Distribution of information to limited partners	49.73%	47.29%	29.91%	26.87%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and six month periods increased primarily due to increased costs for printing.

For the three month period ended June 30, 2013, net income increased by $9,408 from 2012 to 2013 due to the increase in revenues of $10,121, partially offset by the increase in general and administrative expenses of $668 and the decrease in interest and other income of $45. For the six month period ended June 30, 2013, net income increased $9,685 from 2012 to 2013 due to the increase in revenues of $11,699 and the increase in interest and other income of $56 partially offset by the increase in general and administrative expenses of $2,070.

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

(c)	Asset-backed issuers:

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.	Exhibits

(a)	Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 14, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)