Form 10-Q
period 2013-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2013-11-14
CIK 711213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$224,473	$225,448
Receivable from Del Taco LLC	64,024	61,353
Other current assets	1,183	987

Total current assets	289,680	287,788

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,243,486	2,221,775

	1,835,359	1,857,070

	$2,125,039	$2,144,858

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$40,212	$39,303
Accounts payable	6,567	13,460

Total current liabilities	46,779	52,763

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2013 and December 31, 2012	1,817,380	1,831,077
General partner-Del Taco LLC	260,880	261,018

	2,078,260	2,092,095

	$2,125,039	$2,144,858

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
RENTAL REVENUES	$195,130	$188,947	$571,058	$553,176

EXPENSES:
General and administrative	11,975	10,178	66,062	62,195
Depreciation	7,237	7,237	21,711	21,711

	19,212	17,415	87,773	83,906

Operating income	175,918	171,532	483,285	469,270

OTHER INCOME:
Interest	67	63	196	186
Other	275	465	900	1,040

Net income	$176,260	$172,060	$484,381	$470,496

Net income per limited partnership unit (Note 2)	$19.94	$19.47	$54.80	$53.23

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$484,381	$470,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	21,711
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,671)	344
Other current assets	(196)	(112)
Payable to limited partners	909	(2,687)
Accounts payable	(6,893)	(19,546)

Net cash provided by operating activities	497,241	470,206

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(498,216)	(475,473)

Net change in cash	(975)	(5,267)

Beginning cash balance	225,448	219,919

Ending cash balance	$224,473	$214,652

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine month periods ended September 30, 2013 and 2012 have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the 2012 audited financial statements.

Management has evaluated events subsequent to September 30, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

For the three months ended September 30, 2013, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,400,297 and unaudited net losses of $78 as compared to unaudited sales of $1,354,723 and unaudited net income of $1,003, respectively, for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to increases in operating costs. For the three months ended September 30, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $225,790 as compared with $219,840 during the same period in 2012.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the nine months ended September 30, 2013, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,103,722 and unaudited net losses of $10,448 as compared to unaudited sales of $3,962,850 and unaudited net losses of $12,829 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreases in operating costs. For the nine months ended September 30, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $655,097 as compared with $646,957 during the same period in 2012.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2013. The September rent receivable was collected in October 2013.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February, June and August 2013 were $174,144, $151,198 and $172,874, respectively. On October 21, 2013, a distribution to the limited partners of $177,469, or approximately $20.28 per limited partnership unit, was approved. Such distribution was paid on November 6, 2013. The General Partner also received a distribution of $1,793 with respect to its 1% partnership interest in November 2013.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Riverside Avenue, Rialto, CA	$31,912	$30,931	$93,525	$90,815
Elden Avenue, Moreno Valley, CA	27,686	25,911	79,592	75,925
Foothill Boulevard, La Verne, CA	43,531	42,692	127,883	122,618
Baseline & Archibald, Rancho Cucamonga, CA	27,095	26,381	78,612	77,635
Elkhorn Boulevard, Sacramento, CA	28,777	28,143	85,075	83,779
Haven Avenue, Rancho Cucamonga, CA	36,129	34,889	106,371	102,404

Total	$195,130	$188,947	$571,058	$553,176

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $195,130 during the three month period ended September 30, 2013, which represents an increase of $6,183 from the corresponding period in 2012. The Partnership earned rental revenue of $571,058 during the nine month period ended September 30, 2013, which represents an increase of $17,882 from the corresponding period in 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Accounting fees	44.22%	52.12%	65.40%	69.69%
Distribution of information to limited partners	55.78%	47.88%	34.60%	30.31%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods increased due to increased costs for printing primarily related to a mandatory new filing process known as XBRL.

For the three month period ended September 30, 2013, net income increased by $4,200 from 2012 to 2013 due to the increase in revenues of $6,183, partially offset by the increase in general and administrative expenses of $1,797 and the decrease in interest and other income of $186. For the nine month period ended September 30, 2013, net income increased $13,885 from 2012 to 2013 due to the increase in revenues of $17,882, partially offset by the increase in general and administrative expenses of $3,867 and the decrease in interest and other income of $130.

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

(c)	Asset-backed issuers:

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.	Exhibits

(a)	Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I (a California limited partnership) Registrant

Del Taco LLC General Partner

Date: November 14, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer (Principal Financial Officer)