Form 10-K
period 2013-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2014-03-24
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2013

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2013, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).

The Partnership has no full-time employees. The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

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

The selected financial data presented as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Rental revenues	$766,434	$737,724	$733,960	$749,936	$740,556
General and administrative expense	80,024	76,329	96,321	69,561	73,711
Depreciation expense	28,948	28,948	28,948	28,948	28,948
Interest and other income	1,413	1,715	2,120	1,573	1,849
Net income	658,875	634,162	610,811	653,000	639,746
Net income per limited partnership unit	74.54	71.74	69.10	73.87	72.37
Cash distributions per limited partnership unit	76.64	72.98	74.73	76.83	75.40
Total assets	2,119,292	2,144,858	2,168,869	2,206,515	2,227,303
Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2013	2012	2011
Riverside Avenue, Rialto, CA	$125,790	$119,789	$116,551
Elden Avenue, Moreno Valley, CA	107,149	100,875	96,053
Foothill Boulevard, La Verne, CA	168,711	164,694	167,359
Baseline & Archibald, Rancho Cucamonga, CA	106,360	103,597	109,002
Elkhorn Boulevard, Sacramento, CA	115,647	111,606	107,392
Haven Avenue, Rancho Cucamonga, CA	142,777	137,163	137,603

Total	$766,434	$737,724	$733,960

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $766,434 during the year ended December 31, 2013, which represents an increase of $28,710 from 2012. The changes in rental revenues between 2013 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earned rental revenues of $737,724 during the year ended December 31, 2012, which represents an increase of $3,764 from 2011. The changes in rental revenues between 2012 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2013	2012	2011
Accounting fees	56.73%	57.47%	46.97%
Distribution of information to limited partners	39.14	38.01	34.98
Other	4.13	4.52	18.05

	100.00%	100.00%	100.00%

General and administrative costs increased by $3,695 from 2013 to 2012. The increase was caused primarily by costs related to the mandatory filing process known as XBRL.

General and administrative costs decreased by $19,992 from 2011 to 2012. The decrease was caused primarily by decreased legal fees, which was partially offset by an increase in costs related to the mandatory filing process known as XBRL.

Net income increased by $24,713 from 2012 to 2013 due to the increase in revenues of $28,710 partially offset by the decrease in other income of $302 and the $3,695 increase in general and administrative expenses.

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties I:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2013 and 2012 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 21, 2014

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$224,222	$225,448
Receivable from Del Taco LLC	65,864	61,353
Deposits	1,084	987

Total current assets	291,170	287,788

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less—accumulated depreciation	2,250,723	2,221,775

	1,828,122	1,857,070

	$2,119,292	$2,144,858

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$42,042	$39,303
Accounts payable	3,758	13,460

Total current liabilities	45,800	52,763

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at December 31, 2013 and 2012	1,812,660	1,831,077
General partner-Del Taco LLC	260,832	261,018

	2,073,492	2,092,095

	$2,119,292	$2,144,858

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
RENTAL REVENUES	$766,434	$737,724	$733,960

EXPENSES:
General and administrative	80,024	76,329	96,321
Depreciation	28,948	28,948	28,948

	108,972	105,277	125,269

Operating income	657,462	632,447	608,691
OTHER INCOME:
Interest	263	250	245
Other	1,150	1,465	1,875

Net income	$658,875	$634,162	$610,811

Net income per limited partnership unit (Note 2)	$74.54	$71.74	$69.10

Number of limited partnership units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2013, 2012, and 2011

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2010	8,751	$1,891,231	$261,626	$2,152,857
Net Income	—	604,703	6,108	610,811
Cash Distributions	—	(653,987)	(6,606)	(660,593)

Balance, December 31, 2011	8,751	1,841,947	261,128	2,103,075
Net Income	—	627,821	6,341	634,162
Cash Distributions	—	(638,691)	(6,451)	(645,142)

Balance, December 31, 2012	8,751	1,831,077	261,018	2,092,095
Net Income	—	652,286	6,589	658,875
Cash Distributions	—	(670,703)	(6,775)	(677,478)

Balance, December 31, 2013	8,751	$1,812,660	$260,832	$2,073,492

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$658,875	$634,162	$610,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,948	28,948	28,948
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(4,511)	593	2,935
Deposits	(97)	(1)	380
Payable to limited partners	2,739	(3,367)	(1,698)
Accounts payable	(9,702)	(9,664)	13,834

Net cash provided by operating activities	676,252	650,671	655,210
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(677,478)	(645,142)	(660,593)

Net change in cash	(1,226)	5,529	(5,383)
Beginning cash balance	225,448	219,919	225,302

Ending cash balance	$224,222	$225,448	$219,919

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Partnership has no full-time employees (see Note 4). The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2013 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

NOTE 2—PARTNERS’ EQUITY

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

NOTE 3—LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2020 to 2021. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of six properties leased as of December 31, 2013, 2012 and 2011, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2013.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,500,615, $5,284,393 and $5,207,992 and unaudited net losses of $20,169, $22,807 and $17,429 for the years ended December 31, 2013, 2012 and 2011, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreased operating expenses. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $886,332, $863,302 and $908,346 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 4—RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2013 and 2012. The rent receivable was collected in January 2014 and 2013, respectively.

The General Partner received $6,775, $6,451 and $6,606 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2013, 2012 and 2011, respectively.

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

NOTE 5—INCOME TAXES (UNAUDITED)

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2013	2012	2011
Net income per financial statements	$658,875	$634,162	$610,811
Excess book depreciation	17,328	17,328	17,328

Taxable income	$676,203	$651,490	$628,139

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2013, is as follows (unaudited):

Partners’ equity per financial statements	$2,073,492
Issue costs of limited partnership units capitalized for tax purposes	637,325
Difference in book vs. tax depreciation	62,389
Other	235

Partners’ equity for tax purposes	$2,773,441

NOTE 6—CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2013 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2010	$19.90	8,751	8,751
March 31, 2011	17.69	8,751	8,751
June 30, 2011	18.06	8,751	8,751
September 30, 2011	19.08	8,751	8,751

Total paid in 2011	$74.73

December 31, 2011	$17.45	8,751	8,751
March 31, 2012	17.12	8,751	8,751
June 30, 2012	19.22	8,751	8,751
September 30, 2012	19.19	8,751	8,751

Total paid in 2012	$72.98

December 31, 2012	$19.70	8,751	8,751
March 31, 2013	17.10	8,751	8,751
June 30, 2013	19.56	8,751	8,751
September 30, 2013	20.28	8,751	8,751

Total paid in 2013	$76.64

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2014 for the quarter ended December 31, 2013 amounted to $19.25 per limited partnership unit and were paid in February 2014.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 7—RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Rental revenues	$181,021	$194,907	$195,130	$195,376
Net income	134,918	173,203	176,260	174,494
Net income per limited partnership unit	15.26	19.59	19.94	19.75
Year ended December 31, 2012
Rental revenues	$179,443	$184,786	$188,947	$184,548
Net income	134,641	163,795	172,060	163,666
Net income per limited partnership unit	15.23	18.53	19.47	18.51

NOTE 8—PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2012 to December 31, 2013 is primarily due to an increase in distribution checks that were uncashed.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	59
Steven L. Brake	Chief Financial Officer	41
John Cappasola	Chief Brand Officer	40
David Pear	Senior Vice President, Operations	50

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

Code of Ethics

The Partnership has no executive officers or any full-time employees and, accordingly, has not adopted a code of ethics.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2013, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $6,589 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $6,775 in distributions relating to its one percent interest in the Partnership.

(b)	During 2013, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2013 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2013	2012
Audit Fees	$17,010	$17,065
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,010	$17,065

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

	1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

	2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

	3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

	31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema Document*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO RESTAURANT PROPERTIES I

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period				Life on which depreciation in latest income statement is computed
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired
Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$165,380	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	212,746	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	272,236	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	77,203	531,710	176,792	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	156,763	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	130,780	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$77,203	$2,942,819	$1,114,697

	Restaurants	Accumulated Depreciation
Balances at December 31, 2010	$2,942,819	$1,027,853
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2011	2,942,819	1,056,801
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2012	2,942,819	1,085,749
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2013	$2,942,819	$1,114,697

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $2,942,819 at December 31, 2013.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
a California limited partnership

Del Taco LLC
General Partner

Date March 21, 2014	/s/ Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 21, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 21, 2014	/s/ John Cappasola
John Cappasola
Chief Brand Officer