Form 10-Q
period 2014-06-30
DEL TACO RESTAURANT PROPERTIES I
filed 2014-08-13
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$228,557	$224,222
Receivable from Del Taco LLC	65,279	65,864
Other current assets	986	1,084

Total current assets	294,822	291,170

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less-accumulated depreciation	2,265,197	2,250,723

	1,813,648	1,828,122

	$2,108,470	$2,119,292

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$38,641	$42,042
Accounts payable	19,499	3,758

Total current liabilities	58,140	45,800

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at June 30, 2014 and December 31, 2013	1,789,730	1,812,660
General partner-Del Taco LLC	260,600	260,832

	2,050,330	2,073,492

	$2,108,470	$2,119,292

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
RENTAL REVENUES	$199,422	$194,907	$389,121	$375,928

EXPENSES:
General and administrative	15,493	14,860	55,504	54,087
Depreciation	7,237	7,237	14,474	14,474

	22,730	22,097	69,978	68,561

Operating income	176,692	172,810	319,143	307,367
OTHER INCOME:
Interest	69	68	140	129
Other	1,150	325	1,350	625

Net income	$177,911	$173,203	$320,633	$308,121

Net income per limited partnership unit (Note 2)	$20.13	$19.59	$36.27	$34.86

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320,633	$308,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474	14,474
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	585	(2,409)
Other current assets	98	(295)
Payable to limited partners	(3,401)	625
Accounts payable	15,741	(2,820)

Net cash provided by operating activities	348,130	317,696

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(343,795)	(325,342)

Net cash used in financing activities	(343,795)	(325,342)

Net change in cash	4,335	(7,646)
Beginning cash balance	224,222	225,448

Ending cash balance	$228,557	$217,802

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2013 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2014, the results of operations for the three and six month periods ended June 30, 2014 and 2013 and cash flows for the six month periods ended June 30, 2014 and 2013 have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts related to disclosure of December 31, 2013 balances within these condensed financial statements were derived from the 2013 audited financial statements.

Management has evaluated events subsequent to June 30, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

For the three months ended June 30, 2014, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,433,641 and unaudited net income of $9,079, as compared to unaudited sales of $1,400,659 and unaudited net losses of $8, respectively, for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales. For the three months ended June 30, 2014, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $228,211 as compared with unaudited sales of $223,568 during the same period in 2013.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the six months ended June 30, 2014, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,793,678 and unaudited net losses of $2,654 as compared to unaudited sales of $2,703,426 and unaudited net losses of $10,369 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales. For the six months ended June 30, 2014, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $448,999 as compared with unaudited sales of $429,308 during the same period in 2013.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2014. The June rent receivable was collected in July 2014.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2014 were $170,180 and $173,615, respectively. On July 11, 2014, a distribution to the limited partners of $183,073, or approximately $20.92 per limited partnership unit, was approved. Such distribution was paid on August 7, 2014. The General Partner also received a distribution of $1,849 with respect to its one percent partnership interest in August 2014.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2014 and 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner plans to initiate a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Riverside Avenue, Rialto, CA	$32,713	$32,159	$64,132	$61,613
Elden Avenue, Moreno Valley, CA	28,135	27,189	54,249	51,905
Foothill Boulevard, La Verne, CA	42,660	43,493	83,019	84,353
Baseline & Archibald, Rancho Cucamonga, CA	27,385	26,828	53,880	51,517
Elkhorn Boulevard, Sacramento, CA	31,806	29,027	61,906	56,298
Haven Avenue, Rancho Cucamonga, CA	36,723	36,211	71,935	70,242

Total	$199,422	$194,907	$389,121	$375,928

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $199,422 during the three month period ended June 30, 2014, which represents an increase of $4,515 from the corresponding period in 2013. The Partnership earned rental revenue of $389,121 during the six month period ended June 30, 2014, which represents an increase of $13,193 from the corresponding period in 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Accounting fees	50.58%	50.27%	70.07%	70.09%
Distribution of information to limited partners	49.42%	49.73%	29.93%	29.91%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and six month periods increased slightly, primarily due to increased costs for printing, distribution of information to limited partners and tax filings.

For the three month period ended June 30, 2014, net income increased by $4,708 from 2013 to 2014 due to the increase in revenues of $4,515 and the increase in interest and other income of $826, partially offset by the increase in general and administrative expenses of $633. For the six month period ended June 30, 2014, net income increased $12,512 from 2013 to 2014 due to the increase in revenues of $13,193 and the increase in interest and other income of $736 partially offset by the increase in general and administrative expenses of $1,417.

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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 13, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)