Form 10-K
period 2014-12-31
DEL TACO RESTAURANT PROPERTIES I
filed 2015-03-02
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to section 12(g) of the Act: Units of Limited Partnership Interests

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

DEL TACO RESTAURANT PROPERTIES I

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

Del Taco Restaurant Properties I (the “Partnership”, “us”, “we” or “our”) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (“Del Taco” or the “General Partner”). The Partnership sold 8,751 units totaling $4,375,500 through an offering of limited partnership units from March 1983 through March 1984. The term of the partnership agreement is until April 30, 2022, unless terminated earlier by means provided in the partnership agreement.

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed six Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2014, the Partnership had a total of six properties leased to Del Taco (Del Taco, in turn, has subleased one of the restaurants).

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

The Partnership sold 8,751 ($4,375,500) limited partnership units during the public offering period ended March 20, 1984 and currently has 595 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Rental revenues	$805,693	$766,434	$737,724	$733,960	$749,936

General and administrative expense	103,252	80,024	76,329	96,321	69,561

Depreciation expense	28,948	28,948	28,948	28,948	28,948

Interest and other income	4,033	1,413	1,715	2,120	1,573

Net income	677,526	658,875	634,162	610,811	653,000

Net income per limited partnership unit	76.65	74.54	71.74	69.10	73.87

Cash distributions per limited partnership unit	80.14	76.64	72.98	74.73	76.83

Total assets	2,092,668	2,119,292	2,144,858	2,168,869	2,206,515

Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2014	2013	2012
Riverside Avenue, Rialto, CA	$133,053	$125,790	$119,789
Elden Avenue, Moreno Valley, CA	112,510	107,149	100,875
Foothill Boulevard, La Verne, CA	171,443	168,711	164,694
Baseline & Archibald, Rancho Cucamonga, CA	111,627	106,360	103,597
Elkhorn Boulevard, Sacramento, CA	126,481	115,647	111,606
Haven Avenue, Rancho Cucamonga, CA	150,579	142,777	137,163

Total	$805,693	$766,434	$737,724

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $805,693 during the year ended December 31, 2014, which represents an increase of $39,259 from 2013. The changes in rental revenues between 2014 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earned rental revenues of $766,434 during the year ended December 31, 2013, which represents an increase of $28,710 from 2012. The changes in rental revenues between 2013 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2014	2013	2012
Accounting fees	46.25%	56.73%	57.47%
Distribution of information to limited partners	30.82	39.14	38.01
Potential sale-related expenses	19.73	—	—
Other	3.20	4.13	4.52

	100.00%	100.00%	100.00%

General and administrative costs increased by $23,228 from 2013 to 2014. The increase was caused primarily by costs related to the “straw poll” and Form 8-K filings discussed in Notes 9 and 10.

General and administrative costs increased by $3,695 from 2013 to 2012. The increase was caused primarily by costs related to the mandatory filing process known as XBRL.

Net income increased by $18,651 from 2013 to 2014 due to the increase in revenues of $39,259 and the increase in other income of $2,620, partially offset by the $23,228 increase in general and administrative expenses.

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

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties I:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties I (a California Limited Partnership) as of December 31, 2014 and 2013 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Partnership in Item 15 (a) Schedule III – Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties I as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 2, 2015

DEL TACO RESTAURANT PROPERTIES I

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$221,252	$224,222
Receivable from Del Taco LLC	70,856	65,864
Deposits	1,386	1,084

Total current assets	293,494	291,170

PROPERTY AND EQUIPMENT
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less: accumulated depreciation	2,279,671	2,250,723

	1,799,174	1,828,122

	$2,092,668	$2,119,292

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Payable to limited partners	$36,065	$42,042
Accounts payable	13,984	3,758

Total current liabilities	50,049	45,800

PARTNERS’ EQUITY
Limited partners; 8,751 units outstanding at December 31, 2014 and 2013	1,782,096	1,812,660
General partner-Del Taco LLC	260,523	260,832

	2,042,619	2,073,492

	$2,092,668	$2,119,292

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012

RENTAL REVENUES	$805,693	$766,434	$737,724

EXPENSES
General and administrative	103,252	80,024	76,329
Depreciation	28,948	28,948	28,948

	132,200	108,972	105,277

Operating income	673,493	657,462	632,447

OTHER INCOME
Interest	283	263	250
Other	3,750	1,150	1,465

Net income	$677,526	$658,875	$634,162

Net income per limited partnership unit (Note 2)	$76.65	$74.54	$71.74

Number of limited partnership units used in computing per unit amounts	8,751	8,751	8,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2014, 2013, and 2012

	Limited Partners		General
	Units	Amount	Partner	Total

Balance, December 31, 2011	8,751	$1,841,947	$261,128	$2,103,075

Net Income	—	627,821	6,341	634,162

Cash Distributions	—	(638,691)	(6,451)	(645,142)

Balance, December 31, 2012	8,751	1,831,077	261,018	2,092,095

Net Income	—	652,286	6,589	658,875

Cash Distributions	—	(670,703)	(6,775)	(677,478)

Balance, December 31, 2013	8,751	1,812,660	260,832	2,073,492

Net Income	—	670,751	6,775	677,526

Cash Distributions	—	(701,315)	(7,084)	(708,399)

Balance, December 31, 2014	8,751	$1,782,096	$260,523	$2,042,619

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$677,526	$658,875	$634,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,948	28,948	28,948
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(4,992)	(4,511)	593
Deposits	(302)	(97)	(1)
Payable to limited partners	(5,977)	2,739	(3,367)
Accounts payable	10,226	(9,702)	(9,664)

Net cash provided by operating activities	705,429	676,252	650,671

CASH FLOWS FROM FINANCING ACTIVITIES

Cash distributions to partners	(708,399)	(677,478)	(645,142)

Net cash used in financing activities	(708,399)	(677,478)	(645,142)

Net change in cash	(2,970)	(1,226)	5,529

Beginning cash balance	224,222	225,448	219,919

Ending cash balance	$221,252	$224,222	$225,448

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties I, a California limited partnership, (the “Partnership”) was formed on November 30, 1982, for the purpose of acquiring real property in California for construction of six Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (“General Partner” or “Del Taco”), for operation under the Del Taco trade name. The term of the partnership agreement is until April 30, 2022 unless terminated earlier by means provided in the partnership agreement.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2014 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements (see Note 10).

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

NOTE 3 - LEASING ACTIVITIES

The Partnership leases its properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2020 to 2021. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of six properties leased as of December 31, 2014, 2013 and 2012, one of which has been subleased to a Del Taco franchisee for each of the three years ended December 31, 2014.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,783,887, $5,500,615 and $5,284,393 and unaudited net income of $41,164 and unaudited net losses of $20,169 and $22,807 for the years ended December 31, 2014, 2013 and 2012, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $930,225, $886,332 and $863,302 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2014 and 2013. The rent receivable was collected in January 2015 and 2014, respectively.

The General Partner received $7,084, $6,775 and $6,451 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2014, 2013 and 2012, respectively.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2014	2013	2012
Net income per financial statements	$677,526	$658,875	$634,162
Excess book depreciation	17,328	17,328	17,328

Taxable income	$694,854	$676,203	$651,490

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2014, is as follows (unaudited):

Partners’ equity per financial statements	$2,042,619
Issue costs of limited partnership units capitalized for tax purposes	637,325
Difference in book vs. tax depreciation	79,717
Other	235

Partners’ equity for tax purposes	$2,759,896

NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2014 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter

December 31, 2011	$17.45	8,751	8,751
March 31, 2012	17.12	8,751	8,751
June 30, 2012	19.22	8,751	8,751
September 30, 2012	19.19	8,751	8,751

Total paid in 2012	$72.98

December 31, 2012	$19.70	8,751	8,751
March 31, 2013	17.10	8,751	8,751
June 30, 2013	19.56	8,751	8,751
September 30, 2013	20.28	8,751	8,751

Total paid in 2013	$76.64

December 31, 2013	$19.25	8,751	8,751
March 31, 2014	19.64	8,751	8,751
June 30, 2014	20.92	8,751	8,751
September 30, 2014	20.33	8,751	8,751

Total paid in 2014	$80.14

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2015 for the quarter ended December 31, 2014 amounted to $19.59 per limited partnership unit and were paid in February 2015.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 7 - RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Rental revenues	$189,699	$199,422	$207,297	$209,275
Net income	142,722	177,911	178,597	178,296
Net income per limited partnership unit	16.15	20.13	20.20	20.17

Year ended December 31, 2013
Rental revenues	$181,021	$194,907	$195,130	$195,376
Net income	134,918	173,203	176,260	174,494
Net income per limited partnership unit	15.26	19.59	19.94	19.75

NOTE 8 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 9 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll were received during the fourth quarter of 2014 and on December 17, 2014, Del Taco filed a Form 8-K to disclose the results of the poll. The poll was intended to gauge interest level only and the results indicate a strong majority of the units responded either “open to” or “strongly in favor of” Del Taco testing the market and presenting a sale proposal to the limited partners for a vote. Accordingly, Del Taco filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval (see Note 10).

NOTE 10 - SUBSEQUENT EVENTS

The Partnership filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval. Del Taco intended to appoint a special committee comprised of a small group of qualified limited partners to facilitate the sale process and to manage any potential conflicts of interest with respect to Del Taco that may arise during the sale process, however, only one timely application was received. Del Taco does not believe one committee member could adequately perform the role required by the committee, and therefore, the sale process has commenced without a special committee and Del Taco will resolve any potential conflicts of interest pursuant to the Partnership’s partnership agreement and applicable law. The sale process may result in the presentation of a sale transaction to the limited partners for approval; however, there are no assurances that Del Taco will receive any offers or will be successful in entering into a binding agreement to sell the properties. On February 17, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a Schedule TO initiating a tender offer to purchase all units of the Partnership. The MacKenzie tender offer is unrelated to the sale process that Del Taco has initiated. On February 27, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statement in response to the Schedule TO.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J. B. Murphy, III	Chief Executive Officer	60
Steven L. Brake	Chief Financial Officer	42
John Cappasola	Chief Brand Officer	41
David Pear	Senior Vice President, Operations	51

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2014, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $6,775 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $7,084 in distributions relating to its one percent interest in the Partnership.

(b)	During 2014, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2014 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP.

	2014	2013
Audit Fees	$16,953	$17,010
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$16,953	$17,010

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

	1.	Incorporated herein by reference, Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

	2.	Incorporated herein by reference, Amendment to Restated Certificate and Agreement of Limited Partnership of Del Taco Restaurant Properties I.

	3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 17, 1982.

	31.1	Paul J. B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		101.INS	XBRL Instance Document

		101.SCH	XBRL Taxonomy Extension Schema Document

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DEL TACO RESTAURANT PROPERTIES I

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed
Rialto, CA	$—	$274,837	$150,310	$—	$425,147	$169,675	1984	1984	20 (LI), 35 (BI)
Moreno Valley, CA	—	353,557	193,362	—	546,919	218,271	1985	1985	20 (LI), 35 (BI)
La Verne, CA	—	452,423	247,433	—	699,856	279,306	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	293,817	160,690	77,203	531,710	181,383	1985	1985	20 (LI), 35 (BI)
Sacramento, CA	—	260,516	142,478	—	402,994	160,834	1985	1985	20 (LI), 35 (BI)
Rancho Cucamonga, CA	—	217,332	118,861	—	336,193	134,176	1985	1985	20 (LI), 35 (BI)

	$—	$1,852,482	$1,013,134	$77,203	$2,942,819	$1,143,645

	Restaurants	Accumulated Depreciation
Balances at December 31, 2011	$2,942,819	$1,056,801
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2012	2,942,819	1,085,749
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2013	2,942,819	1,114,697
Additions	—	28,948
Retirements	—	—

Balances at December 31, 2014	$2,942,819	$1,143,645

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $2,942,819 (unaudited) at December 31, 2014.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES I
a California limited partnership

Del Taco LLC
General Partner

Date March 2, 2015	/s/ Paul J. B. Murphy, III
Paul J. B. Murphy, III
Chief Executive Officer

Date March 2, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 2, 2015	/s/ John Cappasola
John Cappasola
Chief Brand Officer