Form 10-Q
period 2015-03-31
DEL TACO RESTAURANT PROPERTIES I
filed 2015-05-15
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	March 31,		December 31,
	2015		2014
	(Unaudited	)
ASSETS
CURRENT ASSETS:
Cash	$183,767		$221,252
Receivable from Del Taco LLC	74,957		70,856
Other current assets	1,306		1,386

Total current assets	260,030		293,494

PROPERTY AND EQUIPMENT:
Land	1,633,188		1,633,188
Land improvements	296,497		296,497
Buildings and improvements	1,013,134		1,013,134
Machinery and equipment	1,136,026		1,136,026

	4,078,845		4,078,845
Less—accumulated depreciation	2,286,908		2,279,671

	1,791,937		1,799,174

	$2,051,967		$2,092,668

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$14,704		$36,065
Accounts payable	22,690		13,984

Total current liabilities	37,394		50,049

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at March 31, 2015 and December 31, 2014	1,754,330		1,782,096
General partner-Del Taco LLC	260,243		260,523

	2,014,573		2,042,619

	$2,051,967		$2,092,668

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
RENTAL REVENUES	$209,450	$189,699

EXPENSES:
General and administrative	57,683	40,010
Depreciation	7,237	7,237

	64,920	47,247

Operating income	144,530	142,452
OTHER INCOME:
Interest	62	70
Other	550	200

Net income	$145,142	$142,722

Net income per limited partnership unit (Note 2)	$16.42	$16.15

Number of units used in computing per unit amounts	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,142	$142,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,237	7,237
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(4,101)	(2,616)
Other current assets	80	98
Payable to limited partners	(21,361)	1,917
Accounts payable	8,706	19,174

Net cash provided by operating activities	135,703	168,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(173,188)	(170,180)

Net cash used in financing activities	(173,188)	(170,180)

Net change in cash	(37,485)	(1,648)
Beginning cash balance	221,252	224,222

Ending cash balance	$183,767	$222,574

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2015 and the results of operations and cash flows for the three month periods ended March 31, 2015 and 2014 have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts related to disclosure of December 31, 2014 balances within these condensed financial statements were derived from the 2014 audited financial statements.

Management has evaluated events subsequent to March 31, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2015 and 2014.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 3 – LEASING ACTIVITIES – continued

For the three months ended March 31, 2015, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,504,262 and unaudited net income of $31,680 as compared to unaudited sales of $1,360,037 and unaudited net losses of $11,733, respectively, for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to increases in sales. For the three months ended March 31, 2015, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $241,156 as compared with $220,788 during the same period in 2014.

NOTE 4 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2015. The March rent receivable was collected in April 2015.

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

NOTE 5 – DISTRIBUTIONS

Total cash distributions declared and paid in February 2015 were $173,188. On April 23, 2015, a distribution to the limited partners of $122,822, or approximately $14.04 per limited partnership unit, was approved. Such distribution was paid on May 7, 2015. The General Partner also received a distribution of $1,241 with respect to its 1% partnership interest in May 2015.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 7 – CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2015 and 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 8 – COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

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

On March 16, 2015, after evaluating several alternatives the General Partner engaged CBRE, Inc. (“CBRE”) as its commercial real estate broker to conduct a process to market the properties owned by the Partnership. The General Partner expects to evaluate offers; however, there are no assurances that Del Taco will receive any acceptable offers or will be successful in entering into a binding agreement to sell the properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties I (the Partnership or the Company) offered limited partnership units for sale between March 1983 and March 1984. $4,375,500 was raised through the sale of limited partnership units and used to acquire sites and build six restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2015	2014
Riverside Avenue, Rialto, CA	$34,594	$31,419
Elden Avenue, Moreno Valley, CA	29,153	26,114
Foothill Boulevard, La Verne, CA	43,997	40,359
Baseline & Archibald, Rancho Cucamonga, CA	28,939	26,495
Elkhorn Boulevard, Sacramento, CA	32,913	30,100
Haven Avenue, Rancho Cucamonga, CA	39,854	35,212

Total	$209,450	$189,699

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $209,450 during the three month period ended March 31, 2015, which represents an increase of $19,751 from the corresponding period in 2014. The changes in rental revenues between 2015 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total

	General & Administrative Expense

	Three Months Ended March 31,
	2015	2014
Accounting fees	54.71%	77.62%
Distribution of information to limited partners	19.91%	22.38%
Potential sale-related expenses	25.38%	—

	100.00%	100.00%

Prior year percentages above have been reclassified to conform to the March 31, 2015 presentation. General and administrative expenses increased due to increased legal and printing costs in connection with the matter described in Note 8.

For the three month period ended March 31, 2015, net income increased by $2,420 from 2014 to 2015 due to the increase in revenues of $19,751 and the increase in interest and other income of $342, partially offset by the increase in general and administrative expenses of $17,673.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Partnership’s consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Partnership’s disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Partnership’s results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical which involve significant management judgments, assumptions and estimates is included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Partnership’s policies during 2015.

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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 14, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)