Form 10-Q
period 2015-09-30
DEL TACO RESTAURANT PROPERTIES I
filed 2015-11-12
CIK 711213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Act).     Yes  ☐     No  ☒

INDEX

DEL TACO RESTAURANT PROPERTIES I

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES I

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$228,731	$221,252
Receivable from Del Taco LLC	72,463	70,856
Other current assets	1,146	1,386

Total current assets	302,340	293,494

PROPERTY AND EQUIPMENT:
Land	1,633,188	1,633,188
Land improvements	296,497	296,497
Buildings and improvements	1,013,134	1,013,134
Machinery and equipment	1,136,026	1,136,026

	4,078,845	4,078,845
Less-accumulated depreciation	2,301,382	2,279,671

	1,777,463	1,799,174

	$2,079,803	$2,092,668

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$17,015	$36,065
Accounts payable	44,993	13,984

Total current liabilities	62,008	50,049

PARTNERS’ EQUITY:
Limited partners; 8,751 units outstanding at September 30, 2015 and December 31, 2014	1,757,520	1,782,096
General partner-Del Taco LLC	260,275	260,523

	2,017,795	2,042,619

	$2,079,803	$2,092,668

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RENTAL REVENUES	$217,588	$207,297	$640,722	$596,418

EXPENSES:
General and administrative	38,870	23,188	146,450	78,692
Depreciation	7,237	7,237	21,711	21,711

	46,107	30,425	168,161	100,403

Operating income	171,481	176,872	472,561	496,015

OTHER INCOME:
Interest	64	75	178	214
Other	1,125	1,650	3,975	3,000

Net income	$172,670	$178,597	$476,714	$499,229

Net income per limited partnership unit (Note 2)	$19.53	$20.20	$53.93	$56.48

Number of units used in computing per unit amounts	8,751	8,751	8,751	8,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$476,714	$499,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,711	21,711
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,607)	(2,664)
Other current assets	240	98
Payable to limited partners	(19,050)	(8,001)
Accounts payable	31,009	12,844

Net cash provided by operating activities	509,017	523,217

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(501,538)	(528,717)

Net cash used in financing activities	(501,538)	(528,717)

Net change in cash	7,479	(5,500)

Beginning cash balance	221,252	224,222

Ending cash balance	$228,731	$218,722

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014 for Del Taco Restaurant Properties I (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2015, the results of operations for the three and nine month periods ended September 30, 2015 and 2014 and cash flows for the nine month periods ended September 30, 2015 and 2014 have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts related to disclosure of December 31, 2014 balances within these condensed financial statements were derived from the 2014 audited financial statements.

Management has evaluated events subsequent to September 30, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission (“SEC”) for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 8,751 in 2015 and 2014.

Pursuant to the partnership agreement, annual partnership net income is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc., (Del Taco or the General Partner) and 99 percent to the limited partners. A partnership net loss in any year will be allocated 25 percent to the General Partner and 75 percent to the limited partners until the losses allocated equal income previously allocated. Any additional losses will be allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses. Additional gains will be allocated 25 percent to the General Partner and 75 percent to the limited partners.

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

For the three months ended September 30, 2015, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,557,593 and unaudited net income of $58,355 as compared to unaudited sales of $1,489,919 and unaudited net income of $15,164, respectively, for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to increases in sales and reduced interest expense. For the three months ended September 30, 2015, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $255,640 as compared with $237,555 during the same period in 2014.

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 3 – LEASING ACTIVITIES – continued

For the nine months ended September 30, 2015, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,597,203 and unaudited net income of $137,452 as compared to unaudited sales of $4,283,597 and unaudited net income of $12,510 for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to increases sales and reduced interest expense. For the nine months ended September 30, 2015, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $742,149 as compared with $686,554 during the same period in 2014.

NOTE 4 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2015. The September rent receivable was collected in October 2015.

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

NOTE 5 – DISTRIBUTIONS

Total cash distributions declared and paid in February, June and August 2015 were $173,188, $124,063 and $204,287, respectively. On October 26, 2015, a distribution to the limited partners of $166,534, or approximately $19.03 per limited partnership unit, was approved. Such distribution was paid on November 5, 2015. The General Partner also received a distribution of $1,682 with respect to its one percent partnership interest in November 2015.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 – CONCENTRATION OF RISK

The six restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2015 and 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

DEL TACO RESTAURANT PROPERTIES I

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 8 – PURCHASE AND SALE AGREEMENT

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

If the Partnership is in default, and Orion is not in default, in the performance of any of its representations, warranties or covenants under the Agreement, and Orion has satisfied all of its obligations, then Orion may either (i) terminate the Agreement and receive a refund of its deposits and also recover from the Partnership its reasonable out-of-pocket costs in connection with the Agreement (but not to exceed $50,000) as liquidated damages, or (ii) bring a suit for specific performance.

If a contingency to the Partnership closing set forth in the Agreement is not satisfied by December 17, 2015, then the Partnership may terminate the Agreement and Orion will be refunded its deposits. However, if Orion is in default, and the Partnership is not in default, in the performance of any of its representations, warranties or covenants under the Agreement, and the Partnership has satisfied all of its obligations, then the Partnership may terminate the Agreement and receive Orion’s deposits as liquidated damages.

Following completion of the transaction, the current leases on the Properties will be terminated and the General Partner will lease the Properties from Orion. The sale of the Properties pursuant to the terms and conditions of the Agreement is subject to approval of a majority interest of the limited partners of the Partnership and other customary closing conditions related to the sale of real property. A Special Meeting of the limited partners is scheduled for November 23, 2015 for the purpose of considering a proposal to sell all of the properties owned by the partnership. If the transaction is consummated, CBRE, Inc., the real estate broker for the sale of the properties by the Partnership, will receive a commission of 1.5% of the purchase price. If the sale is approved by the majority interest of limited partners of the Partnership, the sale is expected to close during the fourth quarter of 2015.

On September 18, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a Schedule TO initiating a tender offer to purchase all units of the Partnership. This MacKenzie tender offer is unrelated to purchase and sale agreement with Orion. On September 25, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statements in response to the Schedule TO. On November 5, 2015, McKenzie filed an amendment to its Schedule TO reporting that 134 units have been tendered and following purchase of all the tendered units, the purchasers will own an aggregate of approximately 833 units, or approximately 10.15% of the total outstanding units.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Riverside Avenue, Rialto, CA	$36,132	$34,342	$105,539	$98,474
Elder Avenue, Moreno Valley, CA	29,529	29,412	88,784	83,661
Foothill Boulevard, La Verne, CA	45,859	43,964	134,915	126,983
Archibald Avenue, Rancho Cucamonga, CA	30,677	28,507	89,058	82,386
Elkhorn Boulevard, Sacramento, CA	34,357	32,290	100,958	94,196
Haven Avenue, Rancho Cucamonga, CA	41,034	38,782	121,468	110,718

Total	$217,588	$207,297	$640,722	$596,418

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $217,588 during the three month period ended September 30, 2015, which represents an increase of $10,291 from the corresponding period in 2014. The Partnership earned rental revenue of $640,722 during the nine month period ended September 30, 2015, which represents an increase of $44,304 from the corresponding period in 2014. The changes in rental revenues between 2014 and 2015 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total

	General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accounting fees	14.74%	24.29%	31.28%	56.58%
Distribution of information to limited partners	17.76%	26.43%	17.75%	28.90%
Potential sale related expenses	67.50%	49.28%	50.97%	14.52%

	100.00%	100.00%	100.00%	100.00%

Prior year percentages above have been reclassified to conform to the current year presentation. General and administrative expenses increased due to increased legal and printing costs in connection with the matters described in Note 8.

For the three month period ended September 30, 2015, net income decreased by $5,927 from 2014 to 2015 due to the increase in general and administrative expenses of $15,682 and the decrease in interest and other income of $536, partially offset by the increase in revenues of $10,291. For the nine month period ended September 30, 2015, net income decreased by $22,515 from 2014 to 2015 due to the increase in general and administrative expenses of $67,758, partially offset by the increase in revenues of $44,304 and the increase in interest and other income of $939.

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

DEL TACO RESTAURANT PROPERTIES I
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 12, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)